Form 10QSB
period 2007-06-30
SCHOOL4CHAUFFEURS, INC.
filed 2007-09-13
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                       COMMISSION FILE NUMBER: 333-141406


                             SCHOOL4CHAUFFEURS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                               20-5478196
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       1830 E. Miraloma, Suite D
         Placentia, California                                          92870
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (714) 524-2198


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At June 30, 2007, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                                  JUNE 30, 2007
                                DECEMBER 31, 2006

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,       December 31,
                                                             2007               2006
                                                        _________       ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                               $  81,974        $  17,052
                                                        _________        _________

            Total current assets                        $  81,974        $  17,052
                                                        _________        _________

                   Total assets                         $  81,974        $  17,052
                                                        =========        =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0        $   2,650
     Officers advances                                      6,449              970
                                                        _________        _________

            Total current liabilities                   $   6,449        $   3,620


STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at June 30, 2007.
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 1,700,000 shares at
        and December 31, 2006 and 2,450,000 at
        June 30, 2007                                       2,450            1,700
     Additional paid-in capital                            89,550           15,300
     Accumulated deficit during development stage         (16,475)          (3,568)
                                                        _________        _________

            Total stockholders' deficit                 $  75,525        $ (13,432)
                                                        _________        _________
                   Total liabilities and
                   stockholders' deficit                $  81,974        $  17,052
                                                        =========        =========


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                    Apr. 19, 2006
                                            Quarter Ended         Year Ended       (inception) to
                                                 June 30,       December 31,              June 30,
                                                    2007                2006                  2007
                                            _____________       ____________       _______________

Revenues                                     $         0         $         0         $         0

Cost of revenue                                        0                   0                   0
                                             ___________         ___________         ___________

           Gross profit                      $         0         $         0         $         0

General, selling and
   administrative expenses                        10,123               3,630              16,582
                                             ___________         ___________         ___________

           Operating loss                    $   (10,123)        $    (3,630)        $   (16,582)

Nonoperating income (expense)                         45                  62                 107
                                             ___________         ___________         ___________

   Net loss                                  $   (10,078)        $    (3,568)        $   (16,475)
                                             ===========         ===========         ===========

   Net loss per share, basic
   and diluted                               $     (0.00)        $     (0.00)        $     (0.01)
                                             ===========         ===========         ===========

   Average number of shares
   of common stock outstanding                 2,450,000           2,450,000           2,450,000
                                             ===========         ===========         ===========


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY


                                                                          Accumulated
                                                                            Deficit
                                      Common Stock         Additional       During
                                  ____________________      Paid-In       Development
                                   Shares       Amount      Capital          Stage          Total
                                  _________     ______     __________     ___________     _________

April 30, 2006, issue
 common stock                     1,700,000     $1,700      $ 15,300       $       0      $  17,000

Net loss, December 31, 2006                                                   (3,568)        (3,568)
                                  _________     ______      ________       _________      _________
Balance, December 31, 2006        1,700,000     $1,700      $ 15,300       $  (3,568)     $  13,432

Issuance of SB-2 stock              750,000        750        74,250                         75,000

Net loss, June 30, 2007                                                      (12,907)       (12,907)
                                  _________     ______      ________       _________      _________

Balance, June 30, 2007            2,450,000     $2,450      $ 89,550       $ (16,475)     $  75,525
                                  =========     ======      ========       =========      =========


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                  Apr. 19, 2006
                                                              Quarter Ended       Year Ended     (inception) to
                                                                   June 30,     December 31,           June 30,
                                                                       2007             2006               2007
                                                              _____________     ____________     ______________

Cash Flows From
Operating Activities
    Net loss                                                    $ (10,078)        $ (3,568)        $ (16,475)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in prepaid expense                              0                0                 0
    Increase (decrease) in accounts payable                            (0)           2,650                 0
                                                                _________         ________         _________

         Net cash used in
            operating activities                                $ (10,078)        $   (918)        $ (16,475)
                                                                _________         ________         _________


Cash Flows From
Investing Activities                                            $       0         $      0         $       0
                                                                _________         ________         _________


Cash Flows From
Financing Activities
    Issuance of common stock                                    $  75,000         $ 17,000         $  92,000

    Increase in officer advances                                        0              970             6,449
                                                                _________         ________         _________

         Net cash provided by
            financing activities                                $  75,000         $ 17,970         $  98,449
                                                                _________         ________         _________


         Net increase (decrease)
            in cash                                             $ (10,078)        $ 17,052         $ (16,475)


Cash, beginning of period                                          17,052                0         $       0
                                                                _________         ________         _________


Cash, end of period                                             $  81,974         $ 17,052         $  81,974
                                                                =========         ========         =========



Supplemental Information and Non-monetary Transactions:

Interest paid                                                   $       0         $      0         $       0
                                                                =========         ========         =========


Taxes paid                                                      $       0         $      0         $       0
                                                                =========         ========         =========


                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

School4chauffeurs, Inc. ("Company") was organized April 19, 2006 under the laws of the State of Delaware. The Company currently has no operations and in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $81,974 in a checking account as of June 30, 2007. The checking account is federally insured.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does have cash, but not material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

     SFAS 123R permits public companies to choose between the following two adoption methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.


In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 30, 2006 the Company authorized and issued 1,700,000 shares of its common stock in consideration of $17,000 in cash. The Company issued 750,000 shares of common stock upon closing of the SB-2 offering for total consideration of $75,000. Total common shares outstanding as of June 30, are 2,450,000. Prior period information has been restated to reflect the offering shares.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of June 30, 2007.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 during 2007, and since inception. As of June 30, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2006 are as follows:

                                                    2006
                                                  ________

                  Net operating loss              $  1,249
                  Valuation allowance               (1,249)
                                                  ________

                  Net deferred tax asset          $      0
                                                  ========

The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2007, advances from officers were $6,449.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

            School4Chauffeurs, Inc. (sometimes "School" or "Company") was incorporated on April 19, 2006 in the State of Delaware. We are in the process of establishing ourselves as a specialty vocational skill educational service for the driver-livery industry. We intend to provide job-related training for both entry-level employees and also employees of small to medium sized limousine companies. As of June 30, 2007, we had sold 750,000 shares of common stock at a price of $0.10 cents per share and as of June 30, 2007, we were in the process of clearing the checks and issuing the shares of stock to the subscribers pursuant to the Form SB-2/A filed and declared effective with the Securities and Exchange Commission.

Plan of Operation.

         Our plan of operations is to establish ourselves as an educational service for the limousine and driver industry. We intend to provide skill training that is job-related for both entry-level employees as well as employees of small to medium sized limousine companies who wish to improve driver skills and performance.

         As of June 30, 2007, although we had received the funds needed to commence the development of our web site, development of our instructional material, or commence to market our services, we have not commenced these operations.

         A decision has been made regarding a domain name and registration of our website domain name www.school4chauffeurs.com, has been implemented. Web server space will be contracted from a internet service provider which has recently been chosen. The preliminary design work of our website has begun and we intend to have an information page available on the internet shortly.

         Prior to November 30, 2007, we intend to complete the design and build our website. The website will provide basic information and facts about the services we are offering. It will provide us with exposure to the general marketplace. The website will have the facility for prospective students to contact us with questions and inquiries. The estimated cost of website development is $5,000.

         We have commenced preparing our documents to comply with the licensure requirements of the State of California for a vocational training school.

Planned Growth.

         During the first stages of School's growth, Jeffery E. Jones, our sole officer and director, will provide all the labor required to develop the curriculum and lead the training sessions - at no charge. Since we intend to operate with very limited administrative support, Mr. Jones will continue to be responsible for these duties for at least the first year of operations.

         Our marketing strategy will be to offer local limousine providers and entry-level employees with short-term, intensive training in the limousine and driver industry.

         How long we will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate tuition revenue and how much revenue can be generated. We are of the opinion that no further funds will be required for the operation of our business for the twelve month period following the completion of our offering.

         Mr. Jones has undertaken considerable research to date establishing the basis of our development of training programs specifically designed for drivers. An outline that will be the basis for the content of the curriculum has been developed. This outline will also be used to comply with the vocational licensing requirements of the State of California.

         School's present concern is not only student response and input as well as curriculum material development at this stage, but also effective delivery of this material. These delivery systems, whether they be printed matter, audio-visual presentation, interactive computer teaching programs, or television teaching systems, all have a cost of implementation that we will need to address, both from its profit perspective as well as student acceptance and information delivery. Through our initial sessions, we believe that we will be able to determine the best method of information delivery and consequently avoid spending large sums on an ineffective delivery systems.

         We plan to hold our first class session as soon as practical after obtaining the appropriate approvals from the State of California as it relates to vocational skills training. Our first class will be held in Los Angeles, California, and will be small class by design, with a maximum of four students. It will be a focus group to confirm that our course of studies is appropriate for the requirements of our students. This initial session will provide us with minimal revenue from operations to cover our anticipated cost of $2,000.

         Using the earlier sessions as a model, we will refine the emphasis of each aspect of our training program over the following months.

         Thereafter, future sessions will be held with an estimated cost of $1,500. It is our intention to hold one student sessions every month at an estimated cost of $800 per session. We will utilize the time between the 20-hour instruction periods to market our service, plan future sessions, and perfect our curriculum. The amount spent on these activities will be directly related to the funds available, both from our initial sale of stock as well as revenue earned from completed sessions.

Financial Condition.

     Our auditor's going concern opinion for the prior year ended and the notation in the financial statements indicate that we did not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

     Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until we commence our educational activities.

Liquidity.

     As of June 30, 2007, we had assets of $84,974 and total liabilities of $6,449 and we had a net worth of $75,525. As of December 31, 2006, we had $17,052 in assets and total liabilities of $3,620 and a negative net worth of $6,310.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended June 30, 2007. We have a loss from inception through December 31, 2006 of $3,568 and a loss from inception through June 30, 2007 of $16,475.

     We have officer's advances of $970 from inception to December 31, 2006 and $6,449 as at June 30, 2007.

ITEM 3.  CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer has determined that the current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - Legal Proceedings .................................................None

ITEM 2 - Unregistered Sales of Equity Securities and Use Proceeds...........None

ITEM 3 - Defaults Upon Senior Securities....................................None

ITEM 4 - Submission of Matter to a Vote of Security
         Holders ...........................................................None

ITEM 5 - Other Information

Board Meeting.

     Our board held two meetings during the period covered by this current report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements in our Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - Exhibits

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

     14   Code of Ethics.

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 13, 2007           SCHOOL4CHAUFFEURS, INC.



                                    By: /s/ JEFFERY E. JONES
                                        _________________________________
                                            Jeffery E. Jones
                                            President



                                    By: /s/ JEFFERY E. JONES
                                        _________________________________
                                            Jeffery E. Jones
                                            Secretary/Treasurer