Form 10QSB
period 2007-09-30
SCHOOL4CHAUFFEURS, INC.
filed 2007-10-29
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

        At September 30, 2007, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                               SEPTEMBER 30, 2007
                                DECEMBER 31, 2006

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                       F-1

   Statements of Operations                                             F-2

   Statements of Stockholders' Deficit                                  F-3

   Statements of Cash Flows                                             F-4

   Notes to Financial Statements                                 F-5 - F-10
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                       September 30,     December 31,
                                                                                                2007             2006
                                                                                       -------------     ------------


                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $      92,052     $     17,052
                                                                                       -------------     ------------

            Total current assets                                                       $      92,052     $     17,052
                                                                                       -------------     ------------

                   Total assets                                                        $      92,052     $     17,052
                                                                                       =============     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $           0     $      2,650
     Officers advances                                                                         7,452              970
                                                                                       -------------     ------------

            Total current liabilities                                                  $       7,452     $      3,620
                                                                                       -------------     ------------

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at September 30, 2007.
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 1,700,000 shares at
        and December 31, 2006 and 2,450,000 at
        September 30, 2007                                                                     2,450            1,700
     Additional paid-in capital                                                               89,550           15,300
     Accumulated surplus (deficit) during development stage                                   (7,400)          (3,568)
                                                                                       --------------    -------------

            Total stockholders' equity                                                 $      84,600     $     13,432
                                                                                       -------------     ------------

                   Total liabilities and
                   stockholders' equity                                                $      92,052     $     17,052
                                                                                       =============     ============



                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS



                                                                                                           Apr. 19, 2006
                                                                    Nine Months Ended        Year Ended   (inception) to
                                                                        September 30,      December 31,    September 30,
                                                                                 2007              2006             2007
                                                                         ------------     -------------     ------------

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ------------     -------------     ------------

           Gross profit                                                  $          0     $           0     $          0

General, selling and
   administrative expenses                                                      3,832             3,630            7,462
                                                                         ------------     -------------     ------------
           Operating loss                                                $     (3,832)    $      (3,630)    $     (7,462)

Nonoperating income (expense)                                                       0                62               62
                                                                         ------------     -------------     ------------

   Net loss                                                              $     (3,832)    $      (3,568)    $     (7,400)
                                                                         ============     =============     ============


   Net loss per share, basic
   and diluted                                                           $     (0.00)      $      (0.00)    $      (0.00)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                              2,450,000         2,450,000        2,450,000
                                                                         ============     =============     ============




                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY



                                                                                         Accumulated
                                                                                           Deficit
                                            Common Stock               Additional           During
                                  -------------------------------        Paid-In         Development
                                      Shares           Amount            Capital            Stage          Total
                                  --------------    -------------     ------------     -------------     -------------


April 30, 2006, issue
 common stock                          1,700,000    $       1,700     $     15,300     $           0     $     17,000
Net loss, December 31, 2006                                                                   (3,568)          (3,568)
                                  --------------    -------------     ------------     --------------    -------------
Balance, December 31, 2006             1,700,000    $       1,700     $     15,300     $      (3,568)    $     13,432
Issuance of SB-2 stock                   750,000              750           74,250                             75,000

Net loss, September 30, 2007                                                                  (3,832)          (3,832)
                                  --------------    -------------     ------------     --------------    -------------

Balance, September 30, 2007            2,450,000    $       2,450     $     89,550     $      (7,400)    $     84,600
                                  ==============    =============     ============     ==============    ============





                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                         Apr. 19, 2006
                                                                  Nine Months Ended        Year Ended   (inception) to
                                                                      September 30,      December 31,    September 30,
                                                                               2007              2006             2007
                                                                       ------------     -------------     ------------
Cash Flows From
Operating Activities
    Net loss                                                           $     (3,832)    $      (3,568)    $     (7,400)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in prepaid expense                                        0                 0                0
    Increase (decrease) in accounts payable                                  (2,650)            2,650                0
                                                                       ------------     -------------     ------------

         Net cash used in
            operating activities                                       $     (6,482)    $        (918)    $     (7,462)
                                                                       -------------    -------------     ------------

Cash Flows From
Investing Activities                                                   $          0     $           0     $         62
                                                                       ------------     -------------     ------------

Cash Flows From
Financing Activities
    Issuance of common stock                                           $     75,000     $      17,000     $     92,000
    Increase in officer advances                                              6,482               970            7,452
                                                                       ------------     -------------     ------------

         Net cash provided by
            financing activities                                       $     81,482     $      17,970     $     99,452
                                                                       ------------     -------------     ------------

         Net increase (decrease)
            in cash                                                    $    (75,000)    $      17,052     $    (92,052)

Cash, beginning of period                                                    17,052                 0     $          0
                                                                       ------------     -------------     ------------

Cash, end of period                                                    $     92,052     $      17,052     $     92,052
                                                                       ============     =============     ============


Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $          0    $           0     $           0
                                                                       ============     =============     ============

Taxes paid                                                             $          0    $           0     $           0
                                                                       ============     =============     ============




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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $92,052 in a checking account as of September 30, 2007. The checking account is federally insured.

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

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 30, 2006 the Company authorized and issued 1,700,000 shares of its common stock in consideration of $17,000 in cash. The Company issued 750,000 shares of common stock upon closing of the SB-2 offering for total consideration of $75,000. Total common shares outstanding as of September 30, 2007 are 2,450,000. Prior period information has been restated to reflect the offering shares.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of September 30, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 as of September 30, 2007, and since inception. As of September 30, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2006 are as follows:

                                                             2006
                                                    --------------
        Net operating loss                          $       1,249
        Valuation allowance                                (1,249)
                                                    --------------

        Net deferred tax asset                      $           0
                                                    =============



The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2007, advances from officers were $7,452.

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

Generally.

     School4Chauffeurs, Inc. (sometimes "School" or "Company") was incorporated on April 19, 2006 in the State of Delaware. We are in the process of establishing ourselves as a specialty vocational skill educational service for the driver-livery industry. We intend to provide job-related training for both entry-level employees and also employees of small to medium sized limousine companies. As of June 30, 2007, we had sold 750,000 shares of common stock at a price of $0.10 cents per share and as of June 30, 2007, we were in the process of clearing the checks. As of the date hereof, we have issued the shares of stock to the subscribers pursuant to the Form SB-2/A filed and declared effective with the Securities and Exchange Commission.

Plan of Operation.

     Our plan of operations is to establish ourselves as an educational service for the limousine and driver industry. We intend to provide skill training that is job-related for both entry-level employees as well as employees of small to medium sized limousine companies who wish to improve driver skills and performance.

     As of September 30, 2007, although we had received the funds needed to commence the development of our web site, development of our instructional material, or commence to market our services, we have not commenced these operations.

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

     We plan to hold our first class session during the first quarter of 2008. Our first class will be held in Los Angeles, California, and will be small class by design, with a maximum of four students. It will be a focus group to confirm that our course of studies is appropriate for the requirements of our students. This initial session will provide us with minimal revenue from operations to cover our anticipated cost of $2,000.

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

Liquidity.

     As of September 30, 2007, we had assets of $92,052 and total liabilities of $7,452 and we had a net worth of $84,600. As of December 31, 2006, we had $17,052 in assets and total liabilities of $3,620 and a negative net worth of $6,310.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended September 30, 2007. We have a loss from inception through December 31, 2006 of $3,568 and a loss from inception through September 30, 2007 of $7,400.

     We have officer's advances of $970 from inception to December 31, 2006 and $7,452 as at September 30, 2007.

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

ITEM 6. - Exhibits

     There was one report on Form 8-K filed on October 10, 2007 in the quarter for which this report is filed. The following exhibits are filed with this report:

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



Dated: October 29, 2007

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