Form 10-K
period 2007-12-31
SCHOOL4CHAUFFEURS, INC.
filed 2008-04-14
CIK 1387673

Commission File No. 333-141406


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2007


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                             SCHOOL4CHAUFFEURS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              20-5478196
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        1830 E. Miraloma, Suite D
             Placentia, CA                                              92870
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (714) 524-2198


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                  [ ]                     [ ]                   [X]
________________________________________________________________________________

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

         As of April 14, 2008, the Registrant had 2,450,000 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

Item 1.  Business                                                            4

Item 1A. Risk Factors                                                        5

Item 1B. Unresolved Staff Comments                                           8

Item 2.  Properties                                                          8

Item 3.  Legal Proceedings                                                   8

Item 4.  Submission of Matters to a Vote of Security Holders                 8


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   9

Item 6.  Selected Financial Data                                            10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         11

Item 8.  Financial Statements and Supplementary Data                        12

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           24

Item 9A. Controls and Procedures                                            24

Item 9B. Other Information                                                  25


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance             25

Item 11. Executive Compensation                                             26

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         27

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                       27

Item 14. Principal Accountant Fees and Services                             28


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                         28

Signatures                                                                  29

                                     PART I

ITEM 1.   BUSINESS.

Business Development

         School was incorporated on April 19, 2006 in the State of Delaware. Should our business plan be successfully implemented, we may be expanding our operations in the western portion of the United States. We have not begun our educational operations and we currently have no revenue and no significant assets. School has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since formation, School has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

         We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

         Neither School nor its sole officer, director, promoter or any affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Business of Issuer

         Our business is to provide the limousine business and its drivers with specialized educational programs designed to maximize profit potential and customer loyalty. We believe that there is a need to train drivers to reach a standard of excellence that will result in increased profit for the limousine company owner, increased income for the drivers and increased customer satisfaction.

         It is important to understand the psychology of people going out in a limousine. They are not only expecting good service, they are also looking for a pleasurable experience. Consequently, the drivers will receive compensation not only for his ability to serve but also for their ability to interact. Not only must automobile preparation and presentation be considered the driving experience must also promote the dynamics between driver and customer. The result should be a satisfying experience for the customer, profitability for the limousine company, and increased remuneration (tips) to the driver.

         Each driver is a representative of the limousine company and in that capacity must learn to satisfy the objectives of the owner. He is also the liaison between the consumer and the limousine company. Additionally, he is self-employed to the extent that he needs to master the art of giving the customer satisfaction in order to maximize his gratuity by virtue of his ability to indulge each customer individually through attentive enthusiasm and efficient service. Traditionally, many people consider being a driver as only a transitional occupation. Through our educational vocational skill service, we intend to show drivers in the limousine and driver industry the value of making this a career position. An accomplished driver is able to find suitable employment almost anywhere in the world.

Principal Services

         We are in the process of establishing ourselves as a specialty educational vocational skill service for the limousine and driver industry. We intend to provide job-related customer and driver training to entry-level employees as well as to employees of small to medium sized limousine companies.

         We will earn our revenue by charging a fee for individuals to complete our training course. Our largest market is going to be those people desiring to gain employment in the limousine and driver industry for the first time. Our instruction will include practical information preparing them to excel in their future positions.

         Further, we anticipate that our instruction will also be useful for current employees of small to medium sized (two to ten automobiles) limousine companies. Often the owners of such businesses do not have the personal resources or the time to offer constructive information in order to improve their employees' competence level. Our instruction will assist employees in improving the efficiency of basic daily work habits and to motivate them to develop a positive mental attitude and commitment to customers. In turn, we will invoice the business owner for our service.

         In addition, our graduating students will provide a pool of available trained prospective employees for limousine companies who require drivers. We do not consider ourselves a personnel placement agency and we will not charge a fee when we are able to match a trained individual to available job positions.

         Our instruction will include a basic understanding of the business and the objectives of the limousine companies. We expect to help drivers improve to their skills and to maximize their earning potential through self-development instruction and appropriate goal setting. Drivers that excel in their position are intuitive and perceptive, responding appropriately to the needs and desires of their passengers and employers.

         Our intensive two-week training will involve 20 hours of classroom instruction for groups of 8 students. It will include discussion groups of followed by 4 hour of work experience. The instruction time will address the needs and requirements of each of the interested parties. The interested parties are: the limousine company; the customer; and the driver who is serving the customer.

         Probably the most important aspect of our training will be in developing positive mental attitudes and commitment. Effective inter-personal skills will reap personal job satisfaction as well as financial gratification through increased tips. The art of maintaining a cheerful attitude regardless of circumstances can be acquired and perfected with practice.

         Classroom instruction will be held at rented office space and in open parking areas. Classroom space can be arranged on an "as needed" and "as available" basis at normal costs.

         The 4 hours of work experience will be achieved through the placement of the students directly into limousine companies whose owners have agreed to provide a real working environment. The students will be supervised closely and assessed as to their proficiency.

ITEM 1A.  RISK FACTORS.

         Prior to investing in the shares, a prospective investor should consider carefully the following risks and highly speculative factors that may affect our business. Prospective investors should carefully consider, among other factors, the following:

1. As a start-up or development stage company, our business and prospects are difficult to evaluate because we have no operating history and our business model is evolving, an investment in us is considered a high risk investment whereby you could lose your entire investment.

         We have just commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We have not yet owned and/or operated a school. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, employment costs, and advertising and marketing expenses. We cannot assure you that our proposed business plan will materialize or prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

         We face the challenge of successfully implementing our business plan. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment do to our lack of experience.

         Our plan of operation is our best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competition for the delivery of vocational education skills is intense, and with other economic forces make forecasting of revenues and costs difficult and unpredictable. If our estimates and analysis is incorrect, you could lose your entire investment.

2. We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may adversely affect our ability to sustain growth and our operations may suffer.

         We have no operating history and, therefore, no revenues. We expect to incur losses during our first year of operation. There can be no assurances that we will achieve profitability in the future, or, if so, as to the timing or amount of any such profits.

         We plan to use any revenues received to support our continuing growth and to increase our sales and marketing. Many of the expenses associated with these activities (for example, costs associated with acquiring a location, an automobile and hiring employees) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

         We should have sufficient capital to meet our operating expenses for the next twelve (12) months. After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements. There can be no guarantee that we will be successful in securing additional financing should the need arise.

         Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of School's operations and eliminate any value in School's stock.

         We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of December 31, 2007, our working capital was $79,570 and our losses to that date totaled $17,446.

4. School's business model is unproven. Thus it is difficult for an investor to determine the likelihood of success or risk to his investment.

         School was formed on April 19, 2006. As of this date, we do not had any revenues and we do not expect to have revenues for at least three months.

         Due to our lack of operating history, the revenue and income potential of our business is unproven. If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably. Consequently our investors may lose a substantial portion of or their entire investment.

5. School shareholders' investment will be illiquid due to a lack of public trading market and thus our shareholders may not be able to recover all of their investment in School.

         There is presently no public trading market for our common stock, Even if a public market were to develop, our shareholders may never realize any value from their investment in our stock. We intend to have our common stock quoted on the OTC Bulletin Board as soon as practicable. However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

6. School's curriculum material may not be sufficient to ensure School's success in its intended market resulting in the termination of School's operations and a loss of shareholders' investment.

         Initially, the only course School will be offering is our driving course. As such, our survival is dependent upon the market acceptance of this sole course material. Should this course material be too narrowly focused or should the target market be not as responsive as School anticipates, we will not have any other course material that can offer to ensure our survival in the educational marketplace.

         While School believes that our course material will be of benefit to the employers, employees and customers of the limousine and driver industry, this view may not be shared by its workers and operators. In such an event, we may not be able to attract sufficient students to make it a viable business operation, and we may subsequently fail due to this lack of interest in our course material.

7. The loss of Jeffery E. Jones or our inability to attract and retain qualified personnel could significantly disrupt or harm our business and our operating results would suffer.

         We are wholly dependent, at present, on the personal efforts and abilities of Jeffery E. Jones, our sole officer and director. The loss of services of Jeffery E. Jones will disrupt if not stop our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-qualified employees. Our inability to recruit and retain such individuals may delay the planned opening of our school and or result in high employee turnover, which could have a material adverse effect on our business or results of operations once commenced. Accordingly, without suitable replacements and employees to operate the school, our operations will suffer.

8. Jeffery E. Jones owns approximately 70% of our shares after our offering and that permits him to exert influence over us or to prevent a change of control.

         Jeffery E. Jones, our sole director and officer owns approximately 70% of our outstanding shares of common stock. As a result of this stock ownership, Jeffery E. Jones will continue to influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change of our control that might be otherwise beneficial to shareholders.

9. You will not receive dividend income from an investment in the shares and as a result, the purchase of the shares should only be made by an investor who does expect a dividend return on the investment.

         We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities. As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

10. Our common stock has no public market and our common stock may never be public traded.

         There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. We plan to seek a listing on the OTC Bulletin Board and we have contacted a market maker to seek the listing on our behalf.

         Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("FINRA") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. FINRA will review the market maker's application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA. Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

         The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities-a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

         There is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

         School does not own any property, real or otherwise. For the first year, we will conduct our administrative affairs from the President's personal office, at no cost to School.

         We do not have any investments or interests in any real estate. School does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.   LEGAL PROCEEDINGS.

         There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price.

         There is no active trading market for our Common Stock at present.

         There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We have requested a broker-dealer to make application to the FINRA to have the Company's securities traded on to the OTC Bulletin Board System.

         The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         For the initial listing in the Nasdaq SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

         For continued listing in the Nasdaq SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     (b) Holders.

         There are twenty-six (26) holders of the Company's Common Stock.

     (c) Dividends.

         The Company has not paid any cash dividends to date and has no plans to do so in the immediate future.

     (d)  Securities Authorized for Issuance under an Equity Compensation Plan.

         We have not authorized the issuance of any of our securities in connection with tany form of equyity compensation plan.

     (e)  Recent Sale of Unregistered Securities

         During the year ended December 31, 2007, we did not have any sales of any of our securities.

ITEM 6.   SELECTED FINANCIAL DATA.

         Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10K. Our actual results could differ materially from those discussed in this report.

Generally.

         School4Chauffeurs, Inc. (sometimes "School" or "Company") was incorporated on April 19, 2006 in the State of Delaware. We are in the process of establishing ourselves as a specialty vocational skill educational service for the driver-livery industry. We intend to provide job-related training for both entry-level employees and also employees of small to medium sized limousine companies. As at June 30, 2007, we had sold 750,000 shares of common stock at a price of $0.10 cents per share stock to the subscribers pursuant to the Form SB-2/A filed and declared effective with the Securities and Exchange Commission on April 3, 2007.

Plan of Operation.

         Our plan of operations is to establish ourselves as an educational service for the limousine and driver industry. We intend to provide skill training that is job-related for both entry-level employees as well as employees of small to medium sized limousine companies who wish to improve driver skills and performance.

         We have commenced the development of our web site and the development of our instructional material. We have not commenced any marketing activities.

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

         How long we will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate tuition revenue and how much revenue can be generated. We are of the opinion that no further funds will be required for the operation of our business for the next twelve months.

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

         We have held a free class session to four (4) students, who were limousine drivers, as a focus group.

         We plan to hold our first paying class session during the second quarter of 2008. This first class will be held in Los Angeles, California, and will be small class by design, with a maximum of four students. It will be a focus group to confirm that our course of studies is appropriate for the requirements of our students. This initial session will provide us with minimal revenue from operations to cover our anticipated cost of $2,000.

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

Liquidity.

         As of December 31, 2007, we had assets of $92,052 and total liabilities of $8,584 and we had a net worth of $70,986. As of December 31, 2006, we had $17,052 in assets and total liabilities of $3,620 and a negative net worth of $6,310.

         We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended December 31, 2007. We have a loss from inception through December 31, 2006 of $3,568 and a loss from inception through December 31, 2007 of $21,014.

         We have officer's advances of $970 from inception to December 31, 2006 and $8,584 as at December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS







Report of Independent Registered Public Accounting Firm
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             15

   Statements of Operations                                                   16

   Statements of Stockholders' Equity                                         17

   Statements of Cash Flows                                                   18

   Notes to Financial Statements                                           19-23
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
School4Chauffeurs, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of School4Chauffeurs, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and the period April 19, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School4Chauffeurs Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the periods then ended and the period April 19, 2006 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.





Kyle L. Tingle, CPA, LLC


March 14, 2008
Las Vegas, Nevada


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                       December 31,     December 31,
                                                          2007             2006
                                                       ____________     ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                               $  79,570        $  17,052
                                                       ____________     ____________

            Total current assets                        $  79,570        $  17,052
                                                       ____________     ____________

                   Total assets                         $  79,570        $  17,052
                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $       0        $   2,650
     Officers advances                                      8,584              970
                                                       ____________     ____________

            Total current liabilities                   $   8,584        $   3,620
                                                       ____________     ____________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at December 31, 2007 or
        December 31, 2006.                                      0                0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        December 31, 2007 and 1,700,000 at
        December 31, 2006                                   2,450            1,700
     Additional paid-in capital                            89,550           15,300
     Accumulated deficit during development stage         (21,014)          (3,568)
                                                       ____________     ____________

            Total stockholders' equity                  $  70,986        $  13,432
                                                       ____________     ____________

                   Total liabilities and
                   stockholders' equity                 $  79,570        $  17,052
                                                       ============     ============


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                      Apr. 19, 2006
                                     Year Ended        Year Ended     (inception) to
                                    December 31,     December 31,       December 31,
                                            2007             2006               2007
                                    ____________     ____________     ______________

Revenues                             $        0       $        0        $       0

Cost of revenue                               0                0                0
                                    ____________     ____________     ______________

        Gross profit                 $        0       $        0        $       0

General, selling and
  administrative expenses                17,599            3,630           21,229
                                    ____________     ____________     ______________
        Operating loss               $  (17,599)      $   (3,630)       $ (21,229)

Interest income                             153               62              215
                                    ____________     ____________     ______________

  Net loss                           $  (17,446)      $   (3,568)       $ (21,014)
                                    ============     ============     ==============

  Net loss per share, basic
  and diluted                        $    (0.01)      $    (0.00)
                                    ============     ============

  Average number of shares
  of common stock outstanding         2,075,000        1,700,000
                                    ============     ============


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                         Accumulated
                                                                           Deficit
                                     Common Stock         Additional       During
                                 ____________________      Paid-In       Development
                                  Shares       Amount      Capital          Stage          Total
                                 _________     ______     __________     ___________     _________

April 30, 2006, issue
 common stock                    1,700,000     $1,700      $ 15,300       $       0      $  17,000
Net loss, December 31, 2006                                                  (3,568)        (3,568)
                                 _________     ______     __________     ___________     _________

Balance, December 31, 2006       1,700,000     $1,700      $ 15,300       $  (3,568)     $  13,432

July 1, 2007, issue SB-2
  common stock                     750,000     $  750      $ 74,250       $       0      $  75,000
Net loss, December 31, 2007                                                 (17,446)       (17,446)
                                 _________     ______     __________     ___________     _________

Balance, December 31, 2007       2,450,000     $2,450      $ 89,550       $ (21,014)     $  70,986
                                 =========     ======     ==========     ===========     =========


                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                     Year Ended               Apr. 19, 2006
                                                            _____________________________     (inception) to
                                                            December 31,     December 31,      December 31,
                                                                    2007             2006          2007
                                                            ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net loss                                                $    (17,446)    $     (3,568)       $ (21,014)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                       (2,650)           2,650                0
                                                            ____________     ____________        _________

         Net cash used in
            operating activities                            $    (20,096)    $       (918)       $ (21,014)
                                                            ____________     ____________        _________

Cash Flows From
Investing Activities                                        $          0     $          0        $       0
                                                            ____________     ____________        _________

Cash Flows From
Financing Activities
    Issuance of common stock                                $     75,000     $     17,000        $  92,000
    Increase in officer advances                                   7,614              970            8,584
                                                            ____________     ____________        _________

         Net cash provided by
            financing activities                            $     82,614     $     17,970        $ 100,584
                                                            ____________     ____________        _________

         Net increase (decrease)
            in cash                                         $     62,518     $     17,052        $  79,570

Cash, beginning of period                                         17,052                0        $       0
                                                            ____________     ____________        _________

Cash, end of period                                         $     79,570     $     17,052        $  79,570
                                                            ============     ============        =========


Supplemental Information and Non-monetary Transactions:

Interest paid                                               $          0     $          0        $       0
                                                            ============     ============        =========

Taxes paid                                                  $          0     $          0        $       0
                                                            ============     ============        =========


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $4,418 and $6,990 in a checking account and $75,152 and $10,062 in an interest bearing savings account as of December 31, 2007 and 2006, respectively. Both accounts are federally insured.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS


SFAS NO. 141R
In November 2007, the FASB issued SFAS No. 141R, "Business Combinations -- a replacement of FASB Statement No. 141", which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

SFAS NO. 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

SFAS NO. 159
In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends FASB Statement No. 95, "Statement of Cash Flows" ("SFAS No. 95") and FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. This statement is effective for us beginning January 1, 2008. Upon adoption, we will reclassify proceeds from sales of trading securities within our statement of cash flows as an investing activity. We do not expect any of the other provisions of SFAS No. 159 to have a material impact on our consolidated financial statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


SFAS NO. 160
In November 2007, the FASB issued SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest" ("SFAS No. 160"). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity's balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent's ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

EITF ISSUE NO. 06-10
In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or APB No. 12, "Omnibus Opinion." We expect to record a liability of approximately $130 million related to the adoption of EITF 06-10 as of January 1, 2008, by an adjustment to retained earnings.


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. On April 30, 2006 the Company authorized and issued 1,700,000 shares of its common stock in consideration of $17,000 in cash.

On April 3, 2007 the Company initiated an SB-2 offering, selling 750,000 common shares at $0.10 per share, raising $75,000. On or before June 30, 2007 the offering was completed. The 750,000 shares were delivered October 5, 2007. The number of common shares outstanding increased from 1,700,000 to 2,450,000.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of December 31, 2007 or December 31, 2006.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,075,000 and 1,700,000 during 2007 and 2006, respectively. As of December 31, 2007 and 2006 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                           2007                2006
                                         ________            ________

       Net operating loss                $  7,355            $  1,249
       Valuation allowance                 (7,355)             (1,249)
                                         ________            ________
       Net deferred tax asset            $      0            $      0
                                         ========            ========

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                              2007         2006        Inception
                                            ________     ________      _________

       Tax at statutory rate (35%)          $  6,106     $  1,249      $  7,355
       Increase in valuation allowance        (6,106)      (1,249)       (7,355)
                                            ________     ________      _________

       Net deferred tax asset               $      0     $      0      $      0
                                            ========     ========      =========


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 and 2006, the company owed officers $8,584 and $970 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act or the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 1934 Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of School4Chauffeurs, Inc.

         We have audited School4Chauffeurs, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). School4Chauffeurs, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, School4Chauffeurs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of School4Chauffeurs, Inc. and our report dated March 14, 2008 expressed a qualified opinion on matters other than those involving controls and procedures.

Very truly yours,

/s/  KYLE L. TINGLE, CPA
________________________
     Kyle L. Tingle, CPA


ITEM 9B.  OTHER INFORMATION.

         We have filed a current a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K on October 10, 2007.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the sole director and executive officer of the Company is as follows:


     Name                          Ages                     Position

     Jeffery E. Jones                54      President, Chief Executive Officer
     1830 E. Miraloma, Suite D               and Director, Secretary, Treasurer,
     Placentia, CA 92070                     Chief Financial Officer

         The principal occupation and business experience during the last five years of the present director and executive officer of the Company is as follows:

         Jeffery E. Jones has been President and Owner of IP Systems, Inc. a high pressure equipment component and service business, serving clients in the southwest United States with emphasis on the transportation industry since 1979. The national firms serviced by his company include Penske, Ryder and UPS local firms. He also services many trucking/leasing companies and auto dealerships. Jeffery E. Jones had also founded Starflight Limousines in 1980, after starting out as a driver and progressing to managing and directing the training of drivers and operation of Midnight Limousines from 1977 to 1979 as well as providing personal driving services to celebrities, executives and other private individuals. Limousine vehicles encompassed a fleet of stretch, town cars and exotic cars such as Rolls Royce and Bentley automobiles. His training programs included vehicle and passenger safety, state and local rules/regulations, topography of driving destinations, driver etiquette/grooming, first aid, security. He also trained personal with passenger comfort services such as sewing kits and beverage/snack preparation, sightseeing and points of interest/history information.

         Our officer and director may be deemed the parent and promoter of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

         There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

         We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Board Meeting.

         Our board held six (6) meetings during the period covered by this annual report.

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

Code of Ethics.

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 11.  EXECUTIVE COMPENSATION.

         None of the our officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

         We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Jeffery E. Jones              1,700,000       70.0%
                  1830 E. Miraloma, Suite D
                  Placentia, CA 92070

Common            All Officers and              1,700,000       70.0%
                  Directors as a Group
                  (one [1] individual)

          (*)  Record and Beneficial Ownership

         The total of the Company's outstanding Common Stock are held by 35 persons.

          (b)  Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Jeffery E. Jones              1,700,000       70.0%
                  1830 E. Miraloma, Suite D
                  Placentia, CA 92070

Common            All Officers and              1,700,000       70.0%
                  Directors as a Group
                  (one [1] individual)

          (*)  Record and Beneficial Ownership

          (c)  Ownership and Change in Control.

         Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

         There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2006
_______________________________________________

Audit Fees               $3,300               0

Audit Related Fees         None            None

Tax Fees                    150               0

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

         The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         There are no reports on Form 8-K incorporated herein by reference.

         The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 14, 2008              SCHOOL4CHAUFFEURS, INC.



                                   By: /s/ JEFFERY E. JONES
                                   _____________________________________________
                                           Jeffery E. Jones
                                           President, Chief Executive Officer
                                           and Sole Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2008               SCHOOL4CHAUFFEURS, INC.



                                   By: /s/ JEFFERY E. JONES
                                   _____________________________________________
                                           Jeffery E. Jones
                                           Chief Financial Officer, Treasurer
                                           and Secretary