Form 10-Q
period 2008-03-31
SCHOOL4CHAUFFEURS, INC.
filed 2008-05-13
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

        At March 31, 2008, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         5

   Statements of Operations                                               6

   Statements of Stockholders' Deficit                                    7

   Statements of Cash Flows                                               8

   Notes to Financial Statements                                       9-13
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        March 31,     December 31,
                                                             2008             2007
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  79,673       $ 79,570
                                                        _________       ________

            Total current assets                        $  79,673       $ 79,570
                                                        _________       ________

                   Total assets                         $  79,673       $ 79,570
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $   2,100       $      0
     Officers advances                                      8,584          8,584
                                                        _________       ________

            Total current liabilities                   $  10,684       $  8,584
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at March 31, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        March 31, 2008 and December 31, 2007                2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage         (23,011)       (21,014)
                                                        _________       ________

            Total stockholders' equity                  $  68,989       $ 70,986
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  79,673       $ 79,570
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 2,100            17,599             23,329
                                      __________        __________         __________
           Operating loss             $   (2,100)       $  (17,599)        $  (23,329)

Nonoperating income (expense)                103               153                318
                                      __________        __________         __________

   Net loss                           $   (1,997)       $  (17,446)        $  (23,011)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.01)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,075,000
                                      ==========        ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
 common stock                           1,700,000       $ 1,700        $ 15,300         $      0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300         $ (3,568)       $ 13,432
July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250         $      0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550         $(21,014)       $ 70,986
Net loss, March 31, 2008                                                                 ( 1,997)        ( 1,997)
                                       __________       _______        ________         ________        ________

Balance, March 31, 2008                 2,450,000       $ 2,450        $ 89,550         $(23,011)       $ 68,989
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                     March 31,      December 31,           March 31,
                                                          2008              2007                2008
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(1,997)          $(17,446)          $(23,011)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable           2,100             (2,650)             2,100
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $   103           $(20,096)          $(20,911)
                                                    _______           ________           ________

Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 75,000           $ 92,000
    Increase in officer advances                          0              7,614              8,584
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $     0           $ 82,614           $100,584
                                                    _______           ________           ________

         Net increase (decrease)
            in cash                                 $   103           $ 62,518           $ 79,673

Cash, beginning of period                            79,570             17,052                  0
                                                    _______           ________           ________

Cash, end of period                                 $79,673           $ 79,570           $ 79,673
                                                    =======           ========           ========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
                                                    =======           ========           ========



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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $4,392 in a checking account and $75,281 in an interest bearing savings account as of March 31, 2008. Both accounts are federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of March 31, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,075,000 during 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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
                                    ========        ========

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                         Since
                                             2007          2006        Inception
                                           _______       _______       _________

      Tax at statutory rate (35%)          $ 6,106       $ 1,249        $ 7,355
      Increase in valuation allowance       (6,106)       (1,249)        (7,355)
                                           _______       _______        _______

      Net deferred tax asset               $     0       $     0        $     0
                                           =======       =======        =======


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007, the company owed officers $8,584 and $8,584 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally.

School4Chauffeurs, Inc. ("School") was incorporated on April 19, 2006 in the State of Delaware.

Principal Services.

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

Business of Issuer.

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

Financial Condition.

Since we have had a limited operating history and have not achieved any revenues or earnings from operations, with limited significant assets and financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until we commence our educational activities.

Liquidity.

As of December 31, 2007, we had assets of $79,570 and total liabilities of $8,584 and we had a net worth of $70,986. As of March 31, 2008, we had $79,673 in assets and total liabilities of $10,684 and a net worth of $68,989

We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $21,014 and a loss from inception through March 31, 2008 of $23,011.

We have officer's advances of $8,584 from inception to December 31, 2007 and $8,584 as at March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .................................................None

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors previously disclosed. Prospective investors should carefully consider, among other factors, the following:

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

We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of March 31, 2008, our working capital was $79,570 and our losses to that date totaled $17,446.

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

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

There is no assurance that our securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

ITEM 2 - Unregistered Sales of Equity Securities and Use Proceeds...........None

ITEM 3 - Defaults Upon Senior Securities....................................None

ITEM 4 - Submission of Matter to a Vote of Security Holders.................None

ITEM 5 - Other Information

Board Meeting.

Our board held one meeting during the period covered by this current report.

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

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements in our Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6 - Exhibits

There were no reports on Form 8-K filed in the quarter for which this report is filed. The following exhibits are filed with this report:

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



Dated: May 12, 2008

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