Form 10-Q
period 2008-06-30
SCHOOL4CHAUFFEURS, INC.
filed 2008-07-18
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

        At June 30, 2008, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                                 JUNE 30, 2008
                                DECEMBER 31, 2007

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
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,     December 31,
                                                             2008             2007
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  79,805       $ 79,570
                                                        _________       ________

            Total current assets                        $  79,805       $ 79,570
                                                        _________       ________

                   Total assets                         $  79,805       $ 79,570
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     11,958          8,584
                                                        _________       ________

            Total current liabilities                   $  11,958       $  8,584
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at June 30, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        June 30, 2008 and December 31, 2007                 2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage         (24,153)       (21,014)
                                                        _________       ________

            Total stockholders' equity                  $  67,847       $ 70,986
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  79,805       $ 79,570
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                         June 30,      December 31,            June 30,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,374            17,599             24,603
                                      __________        __________         __________
           Operating loss             $   (3,374)       $  (17,599)        $  (24,603)

Nonoperating income (expense)                235               153                450
                                      __________        __________         __________

   Net loss                           $   (3,139)       $  (17,446)        $  (24,153)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.01)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,075,000
                                      ==========        ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
 common stock                           1,700,000       $ 1,700        $ 15,300         $      0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300         $ (3,568)       $ 13,432
July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250         $      0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550         $(21,014)       $ 70,986
Net loss, June 30, 2008                                                                  ( 3,139)        ( 3,139)
                                       __________       _______        ________         ________        ________

Balance, June 30, 2008                  2,450,000       $ 2,450        $ 89,550         $(24,153)       $ 67,847
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                      June 30,      December 31,            June 30,
                                                          2008              2007                2008
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(3,139)          $(17,446)          $(24,153)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0             (2,650)                 0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(3,139)          $(20,096)          $(24,153)
                                                    _______           ________           ________

Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 75,000           $ 92,000
    Increase in officer advances                      3,374              7,614             11,958
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 3,374           $ 82,614           $103,958
                                                    _______           ________           ________

         Net increase (decrease)
            in cash                                 $   235           $ 62,518           $ 79,805

Cash, beginning of period                            79,805             17,052                  0
                                                    _______           ________           ________

Cash, end of period                                 $79,805           $ 79,570           $ 79,805
                                                    =======           ========           ========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $4,322 in a checking account and $75,483 in an interest bearing savings account as of June 30, 2008. Both accounts are federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of June 30, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,075,000 during 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 are as follows:

                                                   2007              2006
                                         __________________________________
          Net operating loss             $       7,355     $         1,249
          Valuation allowance                   (7,355)             (1,249)
                                         ______________    _______________

          Net deferred tax asset         $           0     $             0
                                         ==============    ===============

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:



                                                    2007              2006      SINCE INCEPTION
                                           ________________________________________________________
     Tax at statutory rate (35%)           $       6,106     $         1,249      $         7,355
     Increase in valuation allowance              (6,106)             (1,249)              (7,355)
                                           _____________     _______________      _______________

     Net deferred tax asset                $           0     $             0      $             0
                                           =============     ===============      ===============


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2008 and December 31, 2007, the company owed officers $11,958 and $8,584 respectively.


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

Liquidity.

As of December 31, 2007, we had assets of $79,570 and total liabilities of $8,584 and we had a net worth of $70,986. As of June 30, 2008, we had $79,805 in assets and total liabilities of $11,958 and a net worth of $67,847.

We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended June 30, 2008. We have a loss from inception through December 31, 2007 of $21,014 and a loss from inception through June 30, 2008 of $24,153.

We have officer's advances of $8,584 from inception to December 31, 2007 and $11,958 as at June 30, 2008.

Shell Issues.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the 1934 Act reporting obligations, (iii) has filed all required 1934 Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144.

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

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended June 30, 2008.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

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

We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of June 30, 2008, our working capital was $79,805 and our losses to that date totaled $24,153.

4. School's business model is unproven. Thus it is difficult for an investor to determine the likelihood of success or risk to his investment.

School was formed on April 19, 2006. As of this date, we do not have any revenues and we do not expect to have revenues for at least six months.

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



Dated: July 18, 2008

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