Form 10-Q
period 2008-09-30
SCHOOL4CHAUFFEURS, INC.
filed 2008-11-07
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 2008, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)



                                   UNAUDITED

                               SEPTEMBER 30, 2008
                                DECEMBER 31, 2007

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS




____________________________________________________________________________

FINANCIAL STATEMENTS - Unaudited

   Balance Sheets                                                         5

   Statements of Operations                                               6

   Statements of Stockholders' Equity                                     7

   Statements of Cash Flows                                               8

   Notes to Financial Statements                                       9-13
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        Unaudited          Audited
                                                    September 30,     December 31,
                                                             2008             2007
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  79,867       $ 79,570
                                                        _________       ________

            Total current assets                        $  79,867       $ 79,570
                                                        _________       ________

                   Total assets                         $  79,867       $ 79,570
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     12,514          8,584
                                                        _________       ________

            Total current liabilities                   $  12,514       $  8,584
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at September 30, 2008 and
        December 31, 2007.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        September 30, 2008 and December 31, 2007            2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage         (24,647)       (21,014)
                                                        _________       ________

            Total stockholders' equity                  $  67,353       $ 70,986
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  79,867       $ 79,570
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                         Apr. 19, 2006
                                Nine Months Ended        Year Ended      (inception) to
                                    September 30,      December 31,       September 30,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,930            17,599             25,159
                                      __________        __________         __________
           Operating loss             $   (3,930)       $  (17,599)        $  (25,159)

Interest income                              297               153                512
                                      __________        __________         __________

   Net loss                           $   (3,633)       $  (17,446)        $  (24,647)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.01)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,075,000
                                      ==========        ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                                   UNAUDITED

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300         $      0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300         $ (3,568)       $ 13,432
July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250         $      0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550         $(21,014)       $ 70,986
Net loss, September 30, 2008                                                             ( 3,633)        ( 3,633)
                                       __________       _______        ________         ________        ________

Balance, September 30, 2008             2,450,000       $ 2,450        $ 89,550         $(24,647)       $ 67,353
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                       Apr. 19, 2006
                                             Nine Months Ended        Year Ended      (inception) to
                                                 September 30,      December 31,       September 30,
                                                          2008              2007                2008
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(3,633)          $(17,446)          $(24,153)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0             (2,650)                 0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(3,633)          $(20,096)          $(24,153)
                                                    _______           ________           ________

Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $ 75,000           $ 92,000
    Increase in officer advances                      3,930              7,614             11,958
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $ 3,930           $ 82,614           $103,958
                                                    _______           ________           ________

         Net increase (decrease)
            in cash                                 $   297           $ 62,518           $ 79,805

Cash, beginning of period                            79,570             17,052                  0
                                                    _______           ________           ________

Cash, end of period                                 $79,867           $ 79,570           $ 79,867
                                                    =======           ========           ========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had $4,280 in a checking account and $75,587 in an interest bearing savings account as of September 30, 2008. Both accounts are federally insured.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of September 30, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,075,000 during 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007 and since inception, the Company had no dilutive potential common shares.

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


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2008 and December 31, 2007, the company owed officers $12,514 and $8,584 respectively.


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

Liquidity.

As of December 31, 2007, we had assets of $79,570 and total liabilities of $8,584 and we had a net worth of $70,986. As of September 30, 2008, we had $79,867 in assets and total liabilities of $12,514 and a net worth of $67,353.

We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended September 30, 2008. We have a loss from inception through December 31, 2007 of $21,014 and a loss from inception through September 30, 2008 of $24,647.

We have officer's advances of $8,584 from inception to December 31, 2007 and $12,514 as at September 30, 2008.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2008.

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



Date: November 06, 2008

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