Form 10-K
period 2008-12-31
SCHOOL4CHAUFFEURS, INC.
filed 2009-04-10
CIK 1387673

Commission File No. 333-141406


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2008


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                             SCHOOL4CHAUFFEURS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                              20-5478196
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   6767 Tropicana Avenue, Suite 207
           Las Vegas, Nevada                                            89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (702) 248-1027


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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

         As of April 9, 2009, the Registrant had 2,450,000 shares of Common Stock, $.001 par value, issued and outstanding.

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

                                     PART I

ITEM 1.   BUSINESS.

Generally.

         School was incorporated on April 19, 2006 in the State of Delaware.

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

         We have no operating history and, therefore, no revenues. Predicated upon the current economic and credit crisis, we expect to incur losses during the next year of operation. There can be no assurances that we will achieve profitability in the future, or, if so, as to the timing or amount of any such profits.

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

         We may not have sufficient capital to meet our operating expenses for the next twelve (12) months. After that time, we will either need to raise additional funds or realize additional revenue from our business activities to meet our cash requirements. There can be no guarantee that we will be successful in securing additional financing should the need arise.

         Our inability to fund our operations will impede our growth and operating results and may also result in a loss of your investment.

3. Failure to secure additional financing may result in termination of School's operations and eliminate any value in School's stock.

         We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious, if not fatal, effect on our ability to survive. As of December 31, 2008, our working capital was $55,444 and our losses to that date totaled $50,264.

4. School's business model is unproven. Thus it is difficult for an investor to determine the likelihood of success or risk to his investment.

         School was formed on April 19, 2006. As of this date, we do not had any revenues.

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

6. The loss of Jeffery E. Jones or our inability to attract and retain qualified personnel could significantly disrupt or harm our business and our operating results would suffer.

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

7. Jeffery E. Jones owns approximately 70% of our shares after our offering and that permits him to exert influence over us or to prevent a change of control.

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

8. You will not receive dividend income from an investment in the shares and as a result, the purchase of the shares should only be made by an investor who does expect a dividend return on the investment.

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

9. There is no active trading market for our Common Stock and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

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

10. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

         We were located at 1830 E. Miraloma, Suite D, Placentia, California 92070. We now utilize the executive offices of our registered agent at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company by our resident agent on a rent free basis. We believe that this arrangement will meet our needs for the foreseeable future.

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

         We have been assigned the trading symbol of SFCF. The shares of common stock currently has a quote published in the OTC Bulletin Board System and there is currently no best bid or best ask quoted on said system.

        There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue.

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

     (d)  Securities Authorized for Issuance under an Equity Compensation Plan.

         We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

     (e)  Recent Sale of Unregistered Securities

         During the year ended December 31, 2008, we did not have any sales of any of our securities.

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

         We have commenced the development of our web site and the development of our instructional material. We have had limited marketing activities.

Planned Growth.

         Our marketing strategy will be to offer local limousine providers and entry-level employees with short-term, intensive training in the limousine and driver industry.

         How long we will be able to satisfy its cash requirements, and whether we will require additional outside funding now depends on how quickly our company can generate tuition revenue and how much revenue can be generated.

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

         We have held a free class session to four (4) students, who were limousine drivers, as a focus group. The current financial crisis has had an adverse effect on our ability to attract students.

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

Liquidity.

         As of December 31, 2007, we had assets of $79,570 and total liabilities of $8,584 and we had a net worth of $70,986. As of December 31, 2008, we had $55,444 in assets and total liabilities of $13,708 and a net worth of $41,736.

         We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended December 31, 2007. We have a loss from inception through December 31, 2008 of $50,264 and a loss from inception through December 31, 2007 of $21,014.

         We have officer's advances of $13,708 from inception to December 31, 2008 and $8,584 as at December 31, 2007.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)


                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

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
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
School4Chauffeurs, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of School4Chauffeurs, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period April 19, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School4Chauffeurs Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and the period April 19, 2006 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.





Kyle L. Tingle, CPA, LLC


February 24, 2009
Las Vegas, Nevada


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                                  December 31,     December 31,
                                                                                                          2008             2007
                                                                                                 _____________     ____________


                                                                    ASSETS

          CURRENT ASSETS
               Cash in Bank                                                                      $      55,444     $     79,570
                                                                                                 _____________     ____________

                      Total current assets                                                       $      55,444     $     79,570
                                                                                                 _____________     ____________

                             Total assets                                                        $      55,444     $     79,570
                                                                                                 =============     ============


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $           0     $          0
               Officers advances                                                                        13,708            8,584
                                                                                                 _____________     ____________

                      Total current liabilities                                                  $      13,708     $      8,584
                                                                                                 _____________     ____________

          STOCKHOLDERS' EQUITY
               Preferred stock: $.001 par value;
                  authorized 5,000,000 shares; none issued or
                  outstanding at December 31, 2008 and
                  December 31, 2007
                                                                                                             0                0
               Common stock: $.001 par value;
                  authorized 100,000,000 shares; issued
                  and outstanding:  2,450,000 shares at
                  December 31, 2008 and December 31, 2007                                                2,450            2,450
               Additional paid-in capital                                                               89,550           89,550
               Accumulated equity during development stage                                             (50,264)         (21,014)
                                                                                                 _____________     ____________

                      Total stockholders' equity                                                 $      41,736     $     70,986
                                                                                                 _____________     ____________

                             Total liabilities and
                             stockholders' equity                                                $      55,444     $     79,570
                                                                                                 =============     ============






                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS



                                                                                                                  Apr. 19, 2006
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                December 31,      December 31,     December 31,
                                                                                        2008              2007             2008
                                                                                ____________     _____________     ____________

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ____________     _____________     ____________

                  Gross profit                                                  $          0     $           0     $          0
       General, selling and
          administrative expenses                                                     29,726            17,599           50,955
                                                                                ____________     _____________     ____________
                  Operating loss                                                $    (29,726)    $     (17,599)    $    (50,955)

       Nonoperating income (expense)                                                     476               153              691
                                                                                ____________     _____________     ____________

          Net loss                                                              $    (29,250)    $     (17,446)    $    (50,264)
                                                                                =============    =============     ============


          Net loss per share, basic
          and diluted                                                           $     (0.01)      $     (0.01)
                                                                                ============     =============

          Average number of shares
          of common stock outstanding                                              2,450,000         2,450,000
                                                                                ============     =============





                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                 Accumulated
                                                                                                      Deficit
                                                   Common Stock                  Additional           During
                                            _______________________________         Paid-In      Development
                                                Shares           Amount             Capital            Stage              Total

          April 30 2006, issue
            common stock                         1,700,000    $       1,700     $     15,300     $           0     $     17,000
          Net loss, December 31, 2006                                                                   (3,568)          (3,568)
                                            ______________    _____________     ____________     ______________    _____________
          Balance, December 31, 2006             1,700,000    $       1,700     $     15,300     $      (3,568)    $     13,432
          July 2, 2007, issue SB-2
            common stock                          750,000               750           74,250                 0           75,000
          Net loss, December 31, 2007                                                                  (17,446)         (17,446)
                                            ______________    _____________     ____________     ______________    _____________
          Balance, December 31, 2007             2,450,000    $       2,450     $     89,550     $     (21,014)          70,986
          Net loss, December 31, 2008                                                                  (29,250)         (29,250)
                                            ______________    _____________     ____________     ______________    _____________

          Balance, December 31, 2007             2,450,000    $       2,450     $     89,550     $     (50,264)    $     41,736
                                            ==============    =============     ============     ==============    ============






                 See Accompanying Notes to Financial Statements.



                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                                                                                  Apr. 19, 2006
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                December 31,      December 31,     December 31,
                                                                                        2008              2007             2008
                                                                                ------------     -------------     ------------
         Cash Flows From
         Operating Activities
             Net loss                                                           $    (29,250)    $     (17,446)    $    (50,264)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities
             Increase (decrease) in accounts payable                                       0            (2,650)               0
                                                                                _____________    ______________    _____________

                  Net cash used in
                     operating activities                                       $    (29,250)    $     (20,096)    $    (50,264)
                                                                                _____________    ______________    _____________

         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                _____________    ______________    _____________

         Cash Flows From
         Financing Activities
             Issuance of common stock                                           $          0     $      75,000     $     92,000
             Increase in officer advances                                              5,124             7,614           13,708
                                                                                _____________    ______________    _____________

                  Net cash provided by
                     financing activities                                       $      5,124     $      82,614     $    105,708
                                                                                _____________    ______________    _____________

                  Net increase (decrease)
                     in cash                                                    $    (24,126)    $      62,518     $     55,444

         Cash, beginning of period                                                    79,270            17,052     $     79,570
                                                                                _____________    ______________    _____________

         Cash, end of period                                                    $     55,444     $      79,570     $     55,444
                                                                                =============    ==============    =============


         Supplemental Information and Non-monetary Transactions:

         Interest paid                                                          $           0    $           0     $           0
                                                                                =============    =============     =============

         Taxes paid                                                             $           0    $           0     $           0
                                                                                =============    =============     =============



                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

School4Chauffeurs, Inc. ("Company") was organized April 19, 2006 under the laws of the State of Delaware. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. FAIR VALUE OF FINANCIAL INSTRUMENTS Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF ABSTRACTS (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adoption of this statement will have no material effect on the Company's financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding as of December 31, 2008 or December 31, 2007.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 during 2008 and 2007. As of December 31, 2008 and 2007 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2008 and December 31, 2007 are as follows:

                                                        2008              2007
                                               ______________    ______________
   Net operating loss carryforward             $      17,592     $       7,355
   Valuation allowance                               (17,592)           (7,355)
                                               ______________    ______________

   Net deferred tax asset                      $           0     $           0
                                               ==============    ==============

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2008              2007    Since Inception
                                               ______________    ______________   _______________
   Tax at statutory rate (35%)                 $      10,238     $       6,106    $      17,592
   Increase in valuation allowance                   (10,238)           (6,106)         (17,592)
                                               ______________    ______________   _______________

   Net deferred tax asset                      $           0     $           0    $           0
                                               ==============    ==============   ===============


The net federal operating loss carry forward will expire between 2026 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2008 and December 31, 2007, the company owed officers $13,708 and $8,584 respectively.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

         Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

         We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

         There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

         We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the sole director and executive officer of the Company is as follows:


     Name                          Ages                     Position

     Jeffery E. Jones                55      President, Chief Executive Officer
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

Board Meeting.

         Our board held five (5) meetings during the period covered by this annual report.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2008
_______________________________________________

Audit Fees               $3,300           2,000

Audit Related Fees         None            None

Tax Fees                    150             200

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

         The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2008 were pre-approved by the Board of Directors.

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



Date:  April 9, 2009               SCHOOL4CHAUFFEURS, INC.



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


Date: April 9, 2009                SCHOOL4CHAUFFEURS, INC.



                                   By: /s/ JEFFERY E. JONES
                                   _____________________________________________
                                           Jeffery E. Jones
                                           Chief Financial Officer, Treasurer
                                           and Secretary