Form 10-Q
period 2009-03-31
SCHOOL4CHAUFFEURS, INC.
filed 2009-05-12
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                       COMMISSION FILE NUMBER: 333-141406


                             SCHOOL4CHAUFFEURS, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                                               20-5478196
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   6767 W. Tropicana Ave., Suite 207
             Las Vegas, NV                                              89103
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

        At March 31, 2009, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)





                                 MARCH 31, 2009
                                DECEMBER 31, 2008

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
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        March 31,     December 31,
                                                             2009             2008
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $  55,444       $ 55,444
                                                        _________       ________

            Total current assets                        $  55,444       $ 55,444
                                                        _________       ________

                   Total assets                         $  55,444       $ 55,444
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     16,813         13,708
                                                        _________       ________

            Total current liabilities                   $  16,813       $ 13,708
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at March 31, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        March 31, 2009 and December 31, 2008                2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage         (53,369)       (50,264)
                                                        _________       ________

            Total stockholders' equity                  $  38,631       $ 41,736
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $  55,444       $ 55,444
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2009              2008                2009
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,105            29,726             54,060
                                      __________        __________         __________
           Operating loss             $   (3,105)       $  (29,726)        $  (54,060)

Interest income                                0               476                691
                                      __________        __________         __________

   Net loss                           $   (3,105)       $  (29,250)        $  (53,369)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.01)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,450,000          2,450,000
                                      ==========        ==========         ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300         $      0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300         $ (3,568)       $ 13,432
July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250         $      0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550         $(21,014)       $ 70,986
Net loss, December 31, 2008                                                              ( 3,633)        ( 3,633)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2008              2,450,000       $ 2,450        $ 89,550         $(24,647)       $ 67,353

Net loss, March 31, 2009                                                                 (3,105)          (3,105)
                                       __________       _______        ________         ________        ________
Balance, March 31, 2009                 2,450,000       $ 2,450        $ 89,550         $(53,369)       $ 38,631
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                     March 31,      December 31,           March 31,
                                                          2009              2008                2009
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                        $(3,105)          $(29,250)          $(53,369)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                 0
                                                    _______           ________           ________
         Net cash used in
            operating activities                    $(3,105)          $(29,250)          $(53,369)
                                                    _______           ________           ________

Cash Flows From
Investing Activities                                $     0           $      0           $      0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                        $     0           $      0           $ 92,000
    Increase in officer advances                      3,105              5,124             16,813
                                                    _______           ________           ________
         Net cash provided by
            financing activities                    $     0           $  5,124           $108,813
                                                    _______           ________           ________

         Net increase (decrease)
            in cash                                 $     0           $(24,126)          $ 55,444

Cash, beginning of period                            55,444             79,570                  0
                                                    _______           ________           ________

Cash, end of period                                 $55,444           $ 55,444           $ 55,444
                                                    =======           ========           ========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 or December 31, 2008.

INCOME TAXES

The Company accounts for its income taxes in accordance with State of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES," and clarified by FASB Interpretation Number ("FIN") 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109". Under Statement109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred asset and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. FAIR VLAUE OF FINANCIAL INSTRUMENTS Financial accounting Standards Statement No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "EARNINGS PER SHARE" which requires presentation of both basic and dilutes earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weigted average number of common shares outstanding during such period. Diluted loss per share gives effect to all diluted potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirement of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the Company and expenses share based costs in the period incurred.

RECENT ACCOUUNTING PRONOUNCMENTS

In May, 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT No. 60" (SFAS 163"). This statement requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosure about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures earlier application is not permitted. The adaptation of this statement will have no material effect on the Company's financial results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 162, "THE HIERARCHY OF GENERALLYACCEPTED ACCOUTNING PRINCIPLES" (SFAS No. 162). This Statement identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

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

     c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF ABSTRACTS (EITF D-Topics)

     d. Implementation guides (Q&As)published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry. The adaptation of this statement will have no material effect on the Company's financial condition or results of operations.

In March  2008,  the FASB  issued  SFAS No.  161,  "DISCLOSURES  ABOUT  DERIVATE
INSTRUMENTS AND HEDGING ACTIVITIES", an amendment of SFAS No. 133. SFAS 161applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraph 37 and 42 of SFAS 33 and related hedged items accounted for under SFAS 131. SFAS 161 requires entities to provide greater transparency through addiditional disclosures about how and why an entity uses derivative instruments, how derivates instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2008. We do not expect that the adaptation of SFAS 161 will have a material impact on our financial condition or results of operation.

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

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCKHOLDERS EQUITY (continued)

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of March 31, 2009 or December 31, 2008.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNING PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,450,000 during 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of March 31, 2009 and December 31, 2008 are as follows:

                                       2009             2008
                                    _________        _________

       Net operating loss           $  18,679        $  17,592
       Valuation allowance            (18,679)         (17,592)
                                    _________        _________

       Net deferred tax asset       $       0        $       0
                                    =========        =========

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                                         Since
                                            2009           2008        Inception
                                         _________      _________      _________

     Tax at statutory rate (35%)         $   1,087      $  10,238     $  18,679
     Increase in valuation allowance       ( 1,087)       (10,238)      (18,679)
                                         _________      _________     _________

     Net deferred tax asset              $       0      $       0     $       0
                                         =========      =========     =========


The net federal operating loss carry forward will expire between 2026 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2009 and December 31, 2008, the company owed officers $16,813 and $13,708 respectively.

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

Liquidity.

As of December 31, 2008, we had assets of $55,444 and total liabilities of $13,708 and we had a net worth of $41,736. As of March 31, 2009, we had $55,444 in assets and total liabilities of $16,813 and a net worth of $53,369.

We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended March 31, 2009. We have a loss from inception through December 31, 2008 of $50,264 and a loss from inception through March 31, 2009 of $54,060.

We have officer's advances of $13,708 from inception to December 31, 2008 and $16,813 as at March 31, 2009.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended March 31, 2009.

The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................None

ITEM 1A.  RISK FACTORS.

There have been no material  changes in the risk factors  previously  disclosed.

ITEM 2.   Unregistered Sales of Equity Securities and Use Proceeds..........None

ITEM 3.   Defaults Upon Senior Securities...................................None

ITEM 4.   Submission of Matter to a Vote of Security Holders................None

ITEM 5.   Other Information.................................................None

ITEM 6.   EXHIBITS

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



Date: May 12, 2009

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