Form 10-Q
period 2009-06-30
SCHOOL4CHAUFFEURS, INC.
filed 2009-07-24
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At June 30, 2009, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)





                                  JUNE 30, 2009
                                DECEMBER 31, 2008

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
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,     December 31,
                                                             2009             2008
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $     660       $ 55,444
                                                        _________       ________

            Total current assets                        $     660       $ 55,444
                                                        _________       ________

                   Total assets                         $     660       $ 55,444
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     17,888         13,708
                                                        _________       ________

            Total current liabilities                   $  17,888       $ 13,708
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at June 30, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        June 30, 2009 and December 31, 2008                 2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage        (109,228)       (50,264)
                                                        _________       ________

            Total stockholders' equity                  $ (17,228)      $ 41,736
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     660       $ 55,444
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                         June 30,      December 31,            June 30,
                                             2009              2008                2009
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                55,859            29,726            109,919
                                      __________        __________         __________
           Operating loss             $  (55,859)       $  (29,726)        $ (109,919)

Interest income                                0               476                691
                                      __________        __________         __________

   Net loss                           $  (55,859)       $  (29,250)        $ (109,228)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.02)       $    (0.01)        $    (0.04)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,450,000          2,450,000
                                      ==========        ==========         ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300        $       0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300        $  (3,568)       $ 13,432

July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250        $       0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550        $ (21,014)       $ 70,986

Net loss, December 31, 2008                                                              (29,250)        (29,250)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2008              2,450,000       $ 2,450        $ 89,550        $ (50,264)       $ 41,736

Net loss, June 30, 2009                                                                  (58,964)        (58,964)
                                       __________       _______        ________         ________        ________
Balance, June 30, 2009                  2,450,000       $ 2,450        $ 89,550        $(109,228)       $(17,228)
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                      June 30,      December 31,            June 30,
                                                          2009              2008                2009
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $(55,859)          $(29,250)         $(109,228)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                   ________           ________          _________
         Net cash used in
            operating activities                   $(55,859)          $(29,250)         $(109,228)
                                                   ________           ________          _________

Cash Flows From
Investing Activities                               $      0           $      0          $       0
                                                   ________           ________          _________
Cash Flows From
Financing Activities
    Issuance of common stock                       $      0           $      0          $  92,000
    Increase in officer advances                      1,075              5,124             17,888
                                                   ________           ________          _________
         Net cash provided by
            financing activities                   $  1,075           $  5,124          $ 109,888
                                                   ________           ________          _________

         Net increase (decrease)
            in cash                                $(54,784)          $(24,126)         $     660

Cash, beginning of period                            55,444             79,570                  0
                                                   ________           ________          _________

Cash, end of period                                $    660           $ 55,444          $     660
                                                   ========           ========          =========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                      $      0           $      0          $       0
                                                   ========           ========          =========

Taxes paid                                         $      0           $      0          $       0
                                                   ========           ========          =========



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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009 or December 31, 2008.

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

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCKHOLDERS EQUITY (continued)

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of June 30, 2009 or December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,450,000 during 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of June 30, 2009 and December 31, 2008 are as follows:

                                       2009             2008
                                    _________        _________

       Net operating loss           $  20,637        $  17,592
       Valuation allowance            (20,637)         (17,592)
                                    _________        _________

       Net deferred tax asset       $       0        $       0
                                    =========        =========

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                                         Since
                                            2009           2008        Inception
                                         _________      _________      _________

     Tax at statutory rate (35%)         $ 20,637       $  10,238     $  38,230
     Increase in valuation allowance      (20,637)        (10,238)      (38,230)
                                         _________      _________     _________

     Net deferred tax asset              $      0       $       0     $       0
                                         =========      =========     =========


The net federal operating loss carry forward will expire between 2026 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2009 and December 31, 2008, the company owed officers $17,888 and $13,708 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally.

School4Chauffeurs, Inc. ("School") was incorporated on April 19, 2006 in the State of Delaware.

Principal Services.

We had been in the process of establishing ourselves as a specialty educational vocational skill service for the limousine and driver industry. We had intended to provide job-related customer and driver training to entry-level employees as well as to employees of small to medium sized limousine companies. We have been unsuccessful in implementing our current business strategy.

The current economic financial crisis has had an adverse effect on our ability to attract students. We are currently inactive and we will remain inactive until such time as the economy starts to improve. We may also seek out other business opportunities which will result in a change of our original goals and objectives.

Financial Condition.

Since we have had a limited operating history and have not achieved any revenues or earnings from operations, with limited significant assets and financial resources, we will in all likelihood sustain operating expenses without corresponding revenues.

Liquidity.

As of December 31, 2008, we had assets of $55,444 and total liabilities of $13,708 and we had a net worth of $41,736. As of June 30, 2009, we had $660 in assets and total liabilities of $17,888 and a net worth of ($17,228).

We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended June 30, 2009. We have a loss from inception through December 31, 2008 of $50,264 and a loss from inception through June 30, 2009 of $109,228.

We have officer's advances of $13,708 from inception to December 31, 2008 and $17,888 as at June 30, 2009.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended June 30, 2009.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................None

ITEM 1A.  RISK FACTORS.

     In addition to the Risk Factors contained in the Form 10-K previously filed with the Commission, the following additional risk factors should be carefully considered:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

     We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     We expect to have an auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

6. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

7. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

     Our principal shareholder, Jeffery E. Jones, currently owns approximately 70% of our Common Stock. He will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

8. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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



Date: July 24, 2009

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