Form 10-Q
period 2009-09-30
SCHOOL4CHAUFFEURS, INC.
filed 2009-11-12
CIK 1387673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 2009, and as of the date hereof, there were outstanding 2,450,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)





                               SEPTEMBER 30, 2009
                                DECEMBER 31, 2008

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
____________________________________________________________________________


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                    September 30,     December 31,
                                                             2009             2008
                                                    _____________     ____________
                                     ASSETS
CURRENT ASSETS
     Cash                                               $     660       $ 55,444
                                                        _________       ________

            Total current assets                        $     660       $ 55,444
                                                        _________       ________

                   Total assets                         $     660       $ 55,444
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $       0       $      0
     Officers advances                                     18,308         13,708
                                                        _________       ________

            Total current liabilities                   $  18,308       $ 13,708
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at September 30, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        September 30, 2009 and December 31, 2008            2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage        (109,648)       (50,264)
                                                        _________       ________

            Total stockholders' equity                  $ (17,648)      $ 41,736
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     660       $ 55,444
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                         Apr. 19, 2006
                                    Quarter Ended        Year Ended      (inception) to
                                    September 30,      December 31,       September 30,
                                             2009              2008                2009
                                    _____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                   420            29,726            110,339
                                      __________        __________         __________
           Operating loss             $  (   420)       $  (29,726)        $ (110,339)

Interest income                                0               476                691
                                      __________        __________         __________

   Net loss                           $  (   420)       $  (29,250)        $ (109,648)
                                      ==========        ==========         ==========


   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.01)        $    (0.04)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,450,000          2,450,000
                                      ==========        ==========         ==========




                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300        $       0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300        $  (3,568)       $ 13,432

July 1, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250        $       0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550        $ (21,014)       $ 70,986

Net loss, December 31, 2008                                                              (29,250)        (29,250)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2008              2,450,000       $ 2,450        $ 89,550        $ (50,264)       $ 41,736

Net loss, September 30, 2009                                                             (59,384)        (59,384)
                                       __________       _______        ________         ________        ________
Balance, September 30, 2009             2,450,000       $ 2,450        $ 89,550        $(109,648)       $(17,648)
                                       ==========       =======        ========         ========        ========



                 See Accompanying Notes to Financial Statements.


                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Apr. 19, 2006
                                                 Quarter Ended        Year Ended      (inception) to
                                                 September 30,      December 31,       September 30,
                                                          2009              2008                2009
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $(   420)          $(29,250)         $(109,648)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               0                  0                  0
                                                   ________           ________          _________
         Net cash used in
            operating activities                   $(   420)          $(29,250)         $(109,648)
                                                   ________           ________          _________

Cash Flows From
Investing Activities                               $      0           $      0          $       0
                                                   ________           ________          _________
Cash Flows From
Financing Activities
    Issuance of common stock                       $      0           $      0          $  92,000
    Increase in officer advances                        420              5,124             18,308
                                                   ________           ________          _________
         Net cash provided by
            financing activities                   $    420           $  5,124          $ 110,308
                                                   ________           ________          _________

         Net increase (decrease)
            in cash                                $      0           $(24,126)         $     660

Cash, beginning of period                               660             79,570                  0
                                                   ________           ________          _________

Cash, end of period                                $    660           $ 55,444          $     660
                                                   ========           ========          =========


Supplemental Information and Non-monetary
Transactions:

Interest paid                                      $      0           $      0          $       0
                                                   ========           ========          =========

Taxes paid                                         $      0           $      0          $       0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009 or December 31, 2008.

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

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCKHOLDERS EQUITY (continued)

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. No preferred shares are issued or outstanding as of September 30, 2009 or December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,450,000 and 2,450,000 during 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of September 30, 2009 and December 31, 2008 are as follows:

                                       2009             2008
                                    _________        _________

       Net operating loss           $  38,377        $  17,592
       Valuation allowance            (38,377)         (17,592)
                                    _________        _________

       Net deferred tax asset       $       0        $       0
                                    =========        =========

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES (continued)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                                         Since
                                            2009           2008        Inception
                                         _________      _________      _________

     Tax at statutory rate (35%)         $ 20,784       $  10,238     $  38,377
     Increase in valuation allowance      (20,784)        (10,238)      (38,377)
                                         _________      _________     _________

     Net deferred tax asset              $      0       $       0     $       0
                                         =========      =========     =========


The net federal operating loss carry forward will expire between 2026 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2009 and December 31, 2008, the company owed officers $18,308 and $13,708 respectively.

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

Liquidity.

As of December 31, 2008, we had assets of $55,444 and total liabilities of $13,708 and we had a net worth of $41,736. As of Septemer 30, 2009, we had $660 in assets and total liabilities of $18,308 and a net worth of ($17,648).

We have had no revenues from inception through December 31, 2008 and we had no revenues for the period ended September 30, 2009. We have a loss from inception through December 31, 2008 of $50,264 and a loss from inception through September 30, 2009 of $109,648.

We have officer's advances of $13,708 from inception to December 31, 2008 and $18,308 as at September 30, 2009.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2009.

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



Date: November 12, 2009

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