Form 10-Q/A
period 2009-03-31
SCHOOL4CHAUFFEURS, INC.
filed 2010-04-06
CIK 1387673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes / / No /X/

                                      -2-

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)

                                 MARCH 31, 2009
                                DECEMBER 31, 2008

                            SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         5

   Statements of Operations                                               6

   Statements of Stockholders' Equity                                     7

   Statements of Cash Flows                                               8

   Notes to Financial Statements                                       9-11
____________________________________________________________________________

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                        March 31,
                                                             2009     December 31,
                                                      (Unaudited)             2008
                                                        _________     ____________

                                     ASSETS
CURRENT ASSETS
     Cash                                               $     903       $ 55,444
                                                        _________       ________

            Total current assets                        $     903       $ 55,444
                                                        _________       ________

                   Total assets                         $     903       $ 55,444
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $     199       $      0
     Officers advances                                     16,158         13,708
                                                        _________       ________

            Total current liabilities                   $  16,357       $ 13,708
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        or outstanding at March 31, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        March 31, 2009 and December 31, 2008                2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage        (107,454)       (50,264)
                                                        _________       ________

            Total stockholders' equity                  $ (15,454)      $ 41,736
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     903       $ 55,444
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                          Apr. 19, 2006
                                            Three Months Ended           (inception) to
                                        March 31,         March 31,           March 31,
                                             2009              2008                2009
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                57,203             2,875            108,158
                                      __________        __________         __________
           Operating loss             $  (57,203)       $   (2,875)        $ (108,158)

Nonoperating income (expense)                 13               139                704
                                      __________        __________         __________

   Net loss                           $  (57,190)       $   (2,736)        $ (107,454)
                                      ==========        ==========         ==========

   Net loss per share, basic
   and diluted                        $    (0.02)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,450,000
                                      ==========        ==========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS'EQUITY
                                 (UNAUDITED)

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300        $       0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300        $  (3,568)       $ 13,432
July 2, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250        $       0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550        $ (21,014)       $ 70,986
Net loss, December 31, 2008                                                              (29,250)        (29,250)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2008              2,450,000       $ 2,450        $ 89,550        $ (50,264)       $ 41,736

Net loss, March 31, 2009                                                                 (57,190)        (57,190)
                                       __________       _______        ________         ________        ________
Balance, March 31, 2009                 2,450,000       $ 2,450        $ 89,550        $(107,454)       $(15,454)
                                       ==========       =======        ========         ========        ========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Apr. 19, 2006
                                                          Three Months Ended          (inception) to
                                                     March 31,         March 31,           March 31,
                                                          2009              2008                2009
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $(57,190)          $ (2,875)         $(107,454)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable             199              2,100               199
                                                    _______           ________           ________
         Net cash used in
            operating activities                   $(56,991)          $   (775)         $(107,255)
                                                    _______           ________           ________

Cash Flows From
Investing Activities                               $      0           $      0          $       0
                                                    _______           ________           ________
Cash Flows From
Financing Activities
    Issuance of common stock                       $      0           $      0          $  92,000
    Increase in officer advances                      2,450                775             16,158
                                                    _______           ________           ________
         Net cash provided by
            financing activities                   $  2,450           $      0           $108,158
                                                    _______           ________           ________

         Net increase (decrease)
            in cash                                $ 54,541           $      0           $    903

Cash, beginning of period                            55,444             55,444                  0
                                                    _______           ________           ________

Cash, end of period                                $    903           $ 55,444           $    903
                                                    =======           ========           ========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                       $     0           $      0           $      0
                                                    =======           ========           ========

Taxes paid                                          $     0           $      0           $      0
                                                    =======           ========           ========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

School4Chauffuers,  Inc. ("Company") was organized April 19, 2006 under the laws of the State of  Delaware.  The  Company  currently  has no  operations  and, in accordance  with  Statement  of  Financial  Accounting  Standard  (SFAS)  No. 7,
"ACCOUNTING  AND REPORTING BY DEVELOPMENT  STAGE  ENTERPRISES,"  is considered a
Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash  equivalents.  There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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

                             SCHOOL4CHAUFFUERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

GOING CONCERN

The Company's  financial  statements  are prepared in accordance  with generally accepted accounting  principles applicable to a going concern. This contemplates the  realization  of assets and the  liquidation  of  liabilities  in the normal course of  business.  Currently,  the  Company  does not have cash,  or material assets,  nor does it have operations or a source of revenue  sufficient to cover its  operation  costs and allow it to continue as a going  concern.  The Company will be dependent upon the raising of additional  capital  through  placement of our common  stock in order to  implement  its  business  plan,  or merge with an operating company. There can be no assurance that the Company will be successful in either  situation in order to continue as a going  concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

                             SCHOOL4CHAUFFUERS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

The authorized  preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001.  The Company has no preferred stock issued or outstanding as of March 31, 2009 or December 31, 2008.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260,  "EARNINGS PER
SHARE.  The  weighted-average  number of common shares  outstanding  during each period  is used to  compute  basic  loss per  share.  Diluted  loss per share is computed  using the weighted  averaged  number of shares and dilutive  potential common shares  outstanding.  Dilutive  potential  common  shares are  additional common shares assumed to be exercised.

Basic  net loss per  common  share is based on the  weighted  average  number of shares of common  stock  outstanding  of 2,450,000  during 2009 and 2008.  As of
March 31, 2009 and  December  31, 2008 and since  inception,  the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S.  federal income tax provision or benefit for any of the periods presented  because we have experienced  operating losses  since  inception.  Per  Statement  of  Accounting  Standard  No.  109  -
Accounting  for  Income  Tax and FASB  Interpretation  No. 48 -  Accounting  for
Uncertainty in Income Taxes an interpretation of FASB Statement No.109,  when it is more  likely  than not that a tax asset  cannot be  realized  through  future income the Company  must allow for this future tax  benefit.  We provided a full valuation  allowance on the net deferred tax asset,  consisting of net operating loss  carry-forwards,  because  management has determined that it is more likely than not that we will not earn income  sufficient  to realize the  deferred  tax assets during the carry-forward period.

The net federal  operating loss carry forward will expire between 2020 and 2028.
This  carry  forward  may  be  limited  upon  the  consummation  of  a  business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution of such  conflicts.  As of March 31, 2009 and December 31, 2008,  the company owed officers $16,158 and $13,708 respectively.

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

Liquidity.

As of  December  31,  2008,  we had assets of $55,444 and total  liabilities  of
$13,708 and we had a net worth of  $41,736.  As of  March 31, 2009,  we had
$903 in assets and total liabilities of $16,357 and a net worth of $(15,454).

We have had no revenues from inception  through  December 31, 2008 and we had no revenues  for the period  ended March 31,  2009.  We have a loss from  inception through December 31, 2008 of $50,264 and a loss from inception through March 31,
2009 of $107,454.

We have  officer's  advances of $13,708 from  inception to December 31, 2008 and
$16,158 as at March 31, 2009.

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

Management  has used the  framework  set forth in the report  entitled  Internal
Control  -  Integrated  Framework  published  by  the  Committee  of  Sponsoring
Organizations  of the  Treadway  Commission,  known as  COSO,  to  evaluate  the effectiveness of our internal control over financial reporting.  Based upon this assessment,  management had concluded  that our internal  control over financial reporting was  effective as of and for the year ended  December 31, 2008 and the current quarter then ended.

The Company is not an "accelerated filer" for the current fiscal year because it is qualified as a "small business issuer." Hence, under current law, the internal controls  certification  and  attestation  requirements  of  Section  404 of the
Sarbanes-Oxley act will not apply to the Company.
Our  disclosure  controls  and  procedures  (as  defined  in  Exchange  Act Rule
13a-15(e))  are  designed  to  provide  reasonable  assurance  that  information required to be disclosed in our reports filed or submitted  under the Securities
Exchange Act of 1934,  such as this quarterly  report on Form 10-Q, is recorded, processed,  summarized  and reported  within the time  periods  specified in the
Securities and Exchange  Commissions  rules and forms. Our disclosure  controls and procedures are also designed to ensure that such  information is accumulated and  communicated to our management,  including our Chief Executive  Officer and
Chief  Financial   Officer,   to  allow  timely  decisions   regarding  required
disclosure.

Our Chief  Executive  Officer and Chief  Financial  Officer  have  conducted  an evaluation of the  effectiveness of our disclosure  controls and procedures.  We perform this evaluation on a quarterly basis so that the conclusions  concerning the  effectiveness of our disclosure  controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by this report.

The Company's  disclosure  controls and  procedures  and internal  controls over financial  reporting were not effective at each of March 31, 2009, June 30, 2009 and September 30, 2009, due to the Company's  inadvertent  failure to include in its  conclusion  in the quarterly  reports on Form 10-Q for quarters  thereafter ended  management's  assessment  of  disclosures  controls  and  procedures  and management's  inadvertent failure to include additional comparative  information in the financial statements.

As a result of our ineffective  controls and procedures,  we took and are taking measures  to enhance  the  ability of our  systems of  disclosure  controls  and procedures  to  timely  identify  and  respond  to  changes  in  the  applicable securities filing regulations that are applicable to us.

Changes in Internal Controls

There were no changes in our internal  controls over  financial  reporting  that occurred during the period covered by this report that have materially affected, or is  reasonably  likely  to  materially  affect  our  internal  controls  over financial reporting.

In March 2010, we initiated  changes in our  disclosure  controls and procedures and internal  controls  over  financial  reporting  that  addressed our material weaknesses.  We  instituted  new  reporting  and approval  procedures  that have remediated the disclosed material weaknesses.

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

Date: April 6, 2010

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

