Form 10-Q/A
period 2009-06-30
SCHOOL4CHAUFFEURS, INC.
filed 2010-04-06
CIK 1387673

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
____________________________________________________________________________

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                         June 30,
                                                             2009     December 31,
                                                      (Unaudited)             2008
                                                        _________     ____________
                                     ASSETS
CURRENT ASSETS                                          $     660       $ 55,444
                                                        _________       ________

            Total current assets                        $     660       $ 55,444
                                                        _________       ________

                   Total assets                         $     660       $ 55,444
                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $     640       $      0
     Officers advances                                     17,233         13,708
                                                        _________       ________

            Total current liabilities                   $  17,873       $ 13,708
                                                        _________       ________

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value;
        authorized 5,000,000 shares; none issued
        or outstanding at June 30, 2009 and
        December 31, 2008.                                      0              0
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        June 30, 2009 and December 31, 2008                 2,450          2,450
     Additional paid-in capital                            89,550         89,550
     Accumulated deficit during development stage        (109,213)       (50,264)
                                                        _________       ________

            Total stockholders' equity                  $ (17,213)      $ 41,736
                                                        _________       ________
                   Total liabilities and
                   stockholders' equity                 $     660       $ 55,444
                                                        =========       ========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                                                Apr. 19, 2006
                                            Three Months Ended                    Six Months Ended             (inception) to
                                         June 30,          June 30,            June 30,          June 30,            June 30,
                                             2009              2008                2009              2008                2009
                                     ____________      ____________      ______________      ____________      ______________

Revenues                              $        0        $        0         $        0        $        0         $        0

Cost of revenue                                0                 0                  0                 0                  0
                                      __________        __________         __________        __________         __________

           Gross profit               $        0        $        0         $        0        $        0         $        0

General, selling and
   administrative expenses                 1,759             1,274             58,962             4,149            109,917
                                      __________        __________         __________        __________         __________
           Operating loss             $   (1,759)       $   (1,274)        $  (58,962)       $   (4,149)        $ (109,917)

Nonoperating income (expense)                  0               139                 13               278                704
                                      __________        __________         __________        __________         __________

   Net loss                           $   (1,759)       $   (1,135)        $  (58,949)       $   (3,871)        $ (109,213)
                                      ==========        ==========         ==========        ==========         ==========

   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.02)       $    (0.00)
                                      ==========        ==========         ==========        ==========

   Average number of shares
   of common stock outstanding         2,450,000         2,450,000          2,450,000         2,450,000
                                      ==========        ==========         ==========         =========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (UNAUDITED)

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

April 30, 2006, issue
   common stock                         1,700,000       $ 1,700        $ 15,300        $       0        $ 17,000
Net loss, December 31, 2006                                                               (3,568)         (3,568)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006              1,700,000       $ 1,700        $ 15,300        $  (3,568)       $ 13,432

July 2, 2007, issue SB-2
   common stock                           750,000       $   750        $ 74,250        $       0        $ 75,000
Net loss, December 31, 2007                                                              (17,446)        (17,446)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007              2,450,000       $ 2,450        $ 89,550        $ (21,014)       $ 70,986

Net loss, December 31, 2008                                                              (29,250)        (29,250)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2008              2,450,000       $ 2,450        $ 89,550        $ (50,264)       $ 41,736

Net loss, June 30, 2009                                                                  (58,949)        (58,949)
                                       __________       _______        ________         ________        ________
Balance, June 30, 2009                  2,450,000       $ 2,450        $ 89,550        $(109,213)       $(17,213)
                                       ==========       =======        ========         ========        ========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                       Apr. 19, 2006
                                                          Six Months Ended            (inception) to
                                                      June 30,          June 30,            June 30,
                                                          2009              2008                2009
                                                 _____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $(55,949)          $ (4,149)         $(109,213)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable             640                  0                640
                                                   ________           ________          _________
         Net cash used in
            operating activities                   $(55,309)          $ (4,149)         $(108,573)
                                                   ________           ________          _________

Cash Flows From
Investing Activities                               $      0           $      0          $       0
                                                   ________           ________          _________
Cash Flows From
Financing Activities
    Issuance of common stock                       $      0           $      0          $  92,000
    Increase in officer advances                      3,525              4,149             17,233
                                                   ________           ________          _________
         Net cash provided by
            financing activities                   $  3,525           $  4,149          $ 109,233
                                                   ________           ________          _________

         Net increase (decrease)
            in cash                                $ 54,784          $       0          $     660

Cash, beginning of period                            55,444             55,444                  0
                                                   ________           ________          _________

Cash, end of period                                $    660           $      0          $     660
                                                   ========           ========          =========

Supplemental Information and Non-monetary
Transactions:

Interest paid                                      $      0           $      0          $       0
                                                   ========           ========          =========

Taxes paid                                         $      0           $      0          $       0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash  equivalents.  There were no cash equivalents as of June 30, 2009 and December 31, 2008.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution  of such  conflicts.  As of June 30, 2009 and December 31, 2008,  the company owed officers $17,233 and $13,708 respectively.

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

Liquidity.

As of  December  31,  2008,  we had assets of $55,444 and total  liabilities  of
$13,708 and we had a net worth of $41,736.  As of June 30, 2009,  we had $660 in assets and total liabilities of $17,873 and a net worth of ($17,213).

We have had no revenues from inception  through  December 31, 2008 and we had no revenues  for the period  ended  June 30,  2009.  We have a loss from  inception through December 31, 2008 of $50,264 and a loss from inception  through June 30,
2009 of $109,213.

We have  officer's  advances of $13,708 from  inception to December 31, 2008 and
$17,233 as at June 30, 2009.

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

