Form 10-Q/A
period 2009-09-30
SCHOOL4CHAUFFEURS, INC.
filed 2010-04-06
CIK 1387673

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
____________________________________________________________________________

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                            SEPT 30,
                                                                                                2009     DECEMBER 31,
                                                                                         (UNAUDITED)             2008
                                                                                       _____________     ____________

                                     ASSETS

CURRENT ASSETS                                                                         $           0     $     55,444
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $     55,444
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $     55,444
                                                                                       =============     ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $           0     $          0
     Officers advances                                                                        17,652           13,708
                                                                                       _____________     ____________

            Total current liabilities                                                  $      17,652     $     13,708
                                                                                       _____________     ____________

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock: $0.001 par value; authorized
        5,000,000 shares; none issued or outstanding
        at March 31, 2009 and December 31, 2008                                                    0                0
     Common stock: $0.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding:  2,450,000 shares at
        September 30, 2009 and December 31, 2008                                               2,450            2,450
     Additional paid-in capital                                                               89,550           89,550
     Accumulated deficit during development stage                                           (109,652)         (50,264)
                                                                                       _____________     ____________

            Total stockholders' (deficit) equity                                       $     (17,652)    $     41,736
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' (deficit) equity                                      $           0     $     55,444
                                                                                       =============     ============

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            JAN. 14, 2000
                                                THREE MONTHS ENDED                 NINE MONTHS ENDED       (INCEPTION) TO
                                          SEPT. 30,        SEPT. 30,        SEPT. 30,         SEPT. 30,         SEPT. 30,
                                               2009             2008             2009              2008             2009
                                     ______________    _____________     ____________     _____________     ____________

Revenues                             $            0    $           0     $          0     $           0     $          0

Cost of revenue                                   0                0                0                 0                0
                                     ______________    _____________     ____________     _____________     ____________

           Gross profit              $            0    $           0     $          0     $           0     $          0
General, selling and
   administrative expenses                      439              556           59,401             4,705          110,356
                                     ______________    _____________     ____________     _____________     ____________
           Operating loss            $         (439)   $        (556)    $    (59,401)    $      (4,705)    $   (110,356)

Nonoperating income (expense)                     0              139               13               417              704
                                     ______________    _____________     ____________     _____________     ____________

   Net loss                          $         (439)   $        (417)     $   (59,388)    $      (4,288)    $   (109,652)
                                     ==============    =============     ============     =============     ============

   Net loss per share, basic
   and diluted                       $       (0.00)     $     (0.00)     $     (0.02)      $     (0.00)
                                     ==============    =============     ============     =============

   Average number of shares
   of common stock outstanding            2,450,000        2,450,000        2,450,000         2,450,000
                                     ==============    =============     ============     =============

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                            DEFICIT
                                         COMMON STOCK                  ADDITIONAL           DURING
                                       __________________________         PAID-IN       DEVELOPMENT
                                       SHARES          AMOUNT             CAPITAL            STAGE           TOTAL
                                       _________    _____________      __________      ____________      ____________

April 30 2006, issue
  common stock                         1,700,000    $       1,700     $     15,300     $           0     $     17,000

Net loss, December 31, 2006                                                                   (3,568)          (3,568)
                                       _________    _____________      __________      ____________      ____________
Balance, December 31, 2006             1,700,000            1,700           15,300            (3,568)          13,432
July 2, 2007, issue SB-2
  common stock                          750,000               750           74,250                 0           75,000
Net loss, December 31, 2007                                                                  (17,446)         (17,446)
                                       _________    _____________      __________      ____________      ____________
Balance, December 31, 2007             2,450,000            2,450           89,550           (21,014)          70,986
Net loss, December 31, 2008                                                                  (29,250)         (29,250)
                                       _________    _____________      __________      ____________      ____________
Balance, December 31, 2008             2,450,000            2,450           89,550           (50,264)          41,736
Net loss, June 30, 2009                                                                      (59,388)         (59,388)
                                       _________    _____________      __________      ____________      ____________

Balance, June 30, 2009                 2,450,000    $       2,450     $     89,550     $    (109,652)    $    (17,652)
                                       =========    =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          JAN 14, 2000
                                                                                  NINE MONTHS ENDED     (INCEPTION) TO
                                                                          SEPT. 30,         SEPT. 30,        SEPT. 30,
                                                                               2009              2008             2009
                                                                       ____________     _____________     ____________
Cash Flows From
Operating Activities
    Net loss                                                           $    (59,388)    $      (4,705)    $   (109,652)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                       0                 0                0
                                                                       ____________     _____________     ____________

         Net cash used in
            operating activities                                       $    (59,388)    $      (4,705)    $   (109,652)
                                                                       ____________     _____________     ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     92,000
    Increase in officer advances                                              3,944             4,705           17,652
                                                                       ____________     _____________     ____________

         Net cash provided by
            financing activities                                       $      3,944     $       5,965     $    109,652
                                                                       ____________     _____________     ____________

         Net increase (decrease)
            in cash                                                    $     54,444     $           0     $          0

Cash, beginning of period                                                    54,440                 0     $          0
                                                                       ____________     _____________     ____________

Cash, end of period                                                    $          0     $           0     $          0
                                                                       ============     =============     ============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $           0    $           0     $           0
                                                                       =============    =============     =============

Taxes paid                                                             $           0    $           0     $           0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash  equivalents.  There were no cash equivalents as of September 30, 2009 and December 31, 2008.

INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial  Accounting  Standards No. 109  "ACCOUNTING FOR INCOME
TAXES." Under this approach,  deferred  income taxes are recorded to reflect the tax consequences in future years of differences  between the tax basis of assets and  liabilities  and their  financial  reporting  amounts at each  year-end.  A valuation  allowance is recorded  against deferred tax assets if management does not believe the Company has met the "more likely than not"  standard  imposed by
SFAS No. 109 to allow recognition of such an asset. See Note 5.

Effective  November  1, 2007,  the  Company  adopted  the  Financial  Accounting
Standards Board ("FASB")  Interpretation  No. 48,  ACCOUNTING FOR UNCERTAINTY IN
INCOME  TAXES--AN  INTERPRETATION  OF FASB  STATEMENT NO. 109 ("FIN 48"). FIN 48
clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance  with FASB  Statement No. 109,
ACCOUNTING  FOR INCOME  TAXES.  FIN 48  prescribes a  recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally,  FIN
48 provides guidance on derecognition,  classification,  interest and penalties, accounting in interim periods,  disclosure,  and transition. The adoption of FIN
48 did not have a material impact on the Company's financial  position,  results of operation or liquidity.  The current  Company policy  classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties  recognized on a tax position taken as selling,  general and administrative expense.

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

Basic  net loss per  common  share is based on the  weighted  average  number of shares of common stock  outstanding  of 2,450,000  during 2009,  2008, and since inception.  As of September 30, 2009 and December 31, 2008 and since  inception, the Company had no dilutive potential common shares.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly,  have not been reflected  therein.  The officers and  directors for the Company are involved in other  business  activities  and may,  in the future,  become  involved in other business  opportunities.  If a specific business  opportunity becomes available, such  persons  may face a conflict  in  selecting  between the Company and their other  business  interest.  The  Company  has not  formulated  a policy  for the resolution  of such  conflicts.  As of September 30, 2009 and December 31, 2008, the company owed officers $17,652 and $13,708 respectively.

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

Liquidity.

As of  December  31,  2008,  we had assets of $55,444 and total  liabilities  of
$13,708 and we had a net worth of $41,736.  As of Septemer 30, 2009, we had no assets and total liabilities of $17,652 and a net worth of ($17,652).

We have had no revenues from inception  through  December 31, 2008 and we had no revenues for the period ended  September 30, 2009. We have a loss from inception through December 31, 2008 of $50,264 and a loss from inception through September
30, 2009 of $109,652.

We have  officer's  advances of $13,708 from  inception to December 31, 2008 and
$17,652 as at September 30, 2009.

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

