Form 10-K
period 2009-12-31
SCHOOL4CHAUFFEURS, INC.
filed 2010-04-07
CIK 1387673

                                                  Commission File No. 333-141406

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended: December 31, 2009

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

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed fiscal quarter was $0.

         As of April 7, 2010, the Registrant had 2,450,000 shares of Common
Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                        2

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

                                        3

                                     PART I

ITEM 1.   BUSINESS.

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

     We have an auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses.  We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

     (e)  Recent Sale of Unregistered Securities

         During the year ended December 31, 2009, we did not have any sales of any of our securities.

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

Liquidity.

         As of December 31, 2008, we had assets of $55,444 and total liabilities of $13,708 and we had a net worth of $41,736. As of December 31, 2009, we had
$0 in assets and total liabilities of $18,098 and a net deficit of
$(18,098).

         We have had no revenues from inception through December 31, 2009 and we had no revenues for the period ended December 31, 2008. We have a loss from inception through December 31, 2009 of 110,098 and a loss from inception through
December 31, 2008 of $50,264.

         We have officer's advances of $18,098 from inception to December 31,
2009 and $13,708 as at December 31, 2008.

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

                                       11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)

                                DECEMBER 31, 2009
                                DECEMBER 31, 2008

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
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
School4Chauffeurs, Inc.

We have audited the accompanying balance sheets of School4Chauffeurs, Inc. (A
Development Stage Enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period April 19, 2006 (inception) through December 31, 2009.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School4Chauffeurs, Inc. (A
Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period April
19, 2006 (inception) through December 31, 2009, in conformity with U.S.
generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 17, 2010
Las Vegas, Nevada

                                       14

                             SCHOOL4CHAUFFEURS, INC.
                        (A Development Stage Enterprise)

                                DECEMBER 31, 2009
                                DECEMBER 31, 2008

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             17

   Statements of Operations                                                   18

   Statements of Stockholders' (Deficit) Equity                               19

   Statements of Cash Flows                                                   20

   Notes to Financial Statements                                           21-26
________________________________________________________________________________

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                                        December 31,     December 31,
                                                                                                2009             2008
                                                                                       _____________     ____________

                                     ASSETS

CURRENT ASSETS
     Cash                                                                              $           0     $     55,444
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $     54,444
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $     54,444
                                                                                       =============     ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $           0     $          0
     Officers advances                                                                        18,098           13,708
                                                                                       _____________     ____________

            Total current liabilities                                                  $      18,098     $     13,708
                                                                                       _____________     ____________

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock: $0.001 par value;
        authorized 5,000,000 shares; none issued
        and outstanding at December 31, 2009 and
        December 31, 2008                                                                          0                0
     Common stock: $0.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding: 2,450,000 shares at
        December 31, 2009 and December 31, 2008                                                2,450            2,450
     Additional paid-in capital                                                               89,550           89,550
     Accumulated deficit during development stage                                           (110,098)         (50,264)
                                                                                       _____________     ____________

            Total stockholders' (deficit) equity                                       $     (18,098)    $     41,736
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' (deficit) equity                                      $           0     $     55,444
                                                                                       =============     ============

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                                           Apr. 19, 2006
                                                                           Year Ended       Year Ended    (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2009              2008             2009
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0
General, selling and
   administrative expenses                                                     59,834            29,726          110,802
                                                                         ____________     _____________     ____________
           Operating loss                                                $    (59,834)    $     (29,726)    $   (110,802)

Interest income                                                                     0               476              704
                                                                         ____________     _____________     ____________

   Net loss                                                              $    (59,834)    $     (29,250)    $   (110,098)
                                                                         ============     =============     ============

   Net loss per share, basic
   and diluted                                                           $     (0.02)     $       (0.01)
                                                                         ============     =============

   Average number of shares
   of common stock outstanding                                              2,450,000         2,450,000
                                                                         ============     =============

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENTS OF STOCKHOLDERS'(DEFICIT) EQUITY

                                                                                         Accumulated
                                                                                             Deficit
                                                                        Additional            During
                                              Common Stock                 Paid-In       Development
                                        Shares            Amount           Capital             Stage          Total
                                       _________         ________       __________       ___________        _________

April 30 2006, issue
  common stock                         1,700,000         $  1,700         $ 15,300        $        0        $  17,000
Net loss, December 31, 2006                                                                   (3,568)          (3,568)
                                       _________         ________       __________       ___________        _________
Balance, December 31, 2006             1,700,000            1,700           15,300            (3,568)          13,432
July 2, 2007, issue SB-2
  common stock                          750,000               750           74,250                 0           75,000
Net loss, December 31, 2007                                                                  (17,446)         (17,446)
                                       _________         ________       __________       ___________        _________
Balance, December 31, 2007             2,450,000            2,450           89,550           (21,014)          70,986
Net loss, December 31, 2008                                                                  (29,250)         (29,250)
                                       _________         ________       __________       ___________        _________
Balance, December 31, 2008             2,450,000            2,450           89,550           (50,264)          41,736
Net loss, December 31, 2009                                                                  (59,834)         (59,834)
                                       _________         ________       __________       ___________        _________

Balance, December 31, 2009             2,450,000         $  2,450         $ 89,550        $ (110,098)       $ (18,098)
                                       =========         ========       ==========       ===========        =========

                 See Accompanying Notes to Financial Statements.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                                         Apr. 19, 2006
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2009              2008             2009
                                                                       ____________     _____________     ____________
Cash Flows From
Operating Activities
    Net loss                                                           $    (59,834)    $     (29,250)    $   (110,098)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                       0                 0                0
                                                                       ____________     _____________     ____________

         Net cash used in
            operating activities                                       $    (59,834)    $     (29,250)    $   (110,098)
                                                                       ____________     _____________     ____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       ____________     _____________     ____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     92,000
    Increase in officer advances                                              4,390             5,124           18,098
                                                                       ____________     _____________     ____________

         Net cash provided by
            financing activities                                       $      4,390     $       5,124     $     10,098
                                                                       ____________     _____________     ____________

         Net increase (decrease)
            in cash                                                    $    (55,444)    $     (24,126)    $          0

Cash, beginning of period                                                    55,444            79,570     $          0
                                                                       ____________     _____________     ____________

Cash, end of period                                                    $          0     $      55,444     $          0
                                                                       ============     =============     ============

Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $          0     $           0     $          0
                                                                       ============     =============     ============

Taxes paid                                                             $          0     $           0     $          0
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

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

School4Chauffeurs, Inc. ("Company") was organized April 16, 2007 under the laws of the State of Delaware. The Company currently has no operations and in accordance with FASB ASC 915 "DEVELOPMENT STAGE ENTITIES," is considered a
Development Stage Enterprise. The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS :

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

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 "INCOME TAXES." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at
December 31, 2009 and 2008.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

SHARE BASED EXPENSES

FASB ASC 718 "COMPENSATION - STOCK COMPENSATION" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.
The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability;
otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "EQUITY - BASED
PAYMENTS TO NON-EMPLOYEES." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (A) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material cash, nor material assets, nor does it have operations or a source of revenue sufficient to cover its operations costs and allow it to continue as a going concern. The
Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation which raises substantial doubt about the
Company's ability to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Implemented Standards

FASB ASC 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (FASB ASC 105)
(formerly Statement of Financial Accounting Standards No. 168, "The FASB
Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles a replacement of FASB Statement No. 162)" reorganized by topic existing accounting and reporting guidance issued by the Financial
Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards
Codification ("FASB ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for
SEC registrants. Accordingly, all other accounting literature will be deemed
"non-authoritative". FASB ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after
September 15, 2009. The Company has implemented the guidance included in FASB
ASC 105 as of July 1, 2009. The implementation of this guidance changed the
Company's references to GAAP authoritative guidance but did not impact the
Company's financial position or results of operations.

FASB ASC 855, "SUBSEQUENT EVENTS" (FASB ASC 855) (formerly Statement of
Financial Accounting Standards No. 165, SUBSEQUENT EVENTS) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. FASB ASC 855 defines two types of subsequent events,
"recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements.
Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore;
are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in FASB ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

The Company refers to FASB ASC 605-25 "MULTIPLE ELEMENT ARRANGEMENTS" in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.
Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05,
"Measuring Liabilities at Fair Value," ("ASU 2009-05"). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The
Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

RECENTLY ISSUED STANDARDS

In September 2009, the FASB issued FASB ASC Update No. 2009-12, "FAIR VALUE
MEASUREMENTS AND DISCLOSURES (TOPIC 820): INVESTMENTS IN CERTAIN ENTITIES THAT
CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)" (FASB ASC Update No.
2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment.
The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of FASB ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

FASB ASC Topic 810, "CONSOLIDATION" was amended in June 2009, by Statement of
Financial Accounting Standards No. 167, AMENDMENTS TO FASB INTERPRETATION NO.
46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No.
46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51
("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b)
the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No.
166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT
NO. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of
Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND
EXTINGUISHMENT OF LIABILITIES A REPLACEMENT OF FASB STATEMENT 125 ("Statement
No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement
No. 166 is effective prospectively, for annual periods beginning after November
15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with FASB ASC
105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

On April 3, 2007 the Company initiated an SB-2 offering, selling 750,000 common shares at $0.10 per share, raising $75,000. By June 30, 2007 the offering was completed. The 750,000 shares were delivered October 5, 2007. The number of common shares outstanding increased from 1,700,000 to 2,450,000.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred shares issued or outstanding as of December 31, 2009 or December 31, 2008.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260, "EARNINGS PER
SHARE". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,250,000 during 2009 and 2008. As of
December 31, 2009 and December 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December
31, 2009 and 2008, or during the prior three years applicable under FASB ASC
740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns have been appropriately filed by the Company.

                             SCHOOL4CHAUFFEURS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2009 and
December 31, 2008 are as follows:

                                                          2009              2008
                                                     _________         _________

     Net operating loss                              $  38,534         $  17,592
     Valuation allowance                               (38,534)          (17,592)
                                                     _________         _________

     Net deferred tax asset                          $       0         $       0
                                                     =========         =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                          2009               2008   Since Inception
                                                     _________          _________   _______________

     Tax at statutory rate (35%)                     $  20,942          $  10,238         $  38,534
     Increase in valuation allowance                   (20,942)           (10,238)          (38,534)
                                                     _________          _________         _________

     Net deferred tax asset                          $       0          $       0         $       0
                                                     =========          =========         =========

The net federal operating loss carry forward will expire between 2026 and 2029.
This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2009 and December 31, 2008, the
company owed officers $18,098 and $13,708 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from December
31, 2009 through March 5, 2010 and concluded that no subsequent events require disclosure or recognition in the December 31, 2009 financial statements.

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

     Management has used the framework set forth in the report entitled Internal
Control - Integrated Framework published by the Committee of Sponsoring
Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2009.

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

         The Company is not an "accelerated filer" for the 2009 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on
Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
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

     Name                          Ages                     Position

     Jeffery E. Jones                56      President, Chief Executive Officer
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2008            2009
_______________________________________________

Audit Fees               $3,300          $2,175

Audit Related Fees         None            None

Tax Fees                 $  150          $  175

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

         The following documents are filed as part of this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 7, 2010

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

Date: April 7, 2010

                                   SCHOOL4CHAUFFEURS, INC.

                                   By: /s/ JEFFERY E. JONES
                                   _____________________________________________
                                           Jeffery E. Jones
                                           Chief Financial Officer, Treasurer
                                           and Secretary

