Form 10-Q
period 2010-03-31
SCHOOL4CHAUFFEURS, INC.
filed 2010-05-17
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-141406

SCHOOL4CHAUFFEURS INC.

(Name of small business issuer in its charter)

Delaware	20-5478196
(State of incorporation)	(I.R.S. Employer Identification No.)

745 Camden Ave., Suite D

Campbell, CA 95008

(Address of principal executive offices)

(408) 828-2250

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of May __, 2010, there were 2,450,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

SCHOOL4CHAUFFEURS, INC.*

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “SFCF”, “we”, “us” and “our” are references to School4Chauffeurs, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to the Condensed Financial Statements

7

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2010 $	December 31, 2009 $
	(Unaudited)
ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current liabilities
Accounts Payable	5,620	–
Due to Related Parties	18,098	18,098

Total Liabilities	23,718	18,098

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 100,000,000 shares, par value of $0.001
Issued and outstanding: 2,450,000 common shares	2,450	2,450
Additional paid-in capital	89,550	89,550
Deficit accumulated during the development stage	(115,718)	(110,098)

Total Stockholders’ Deficit	(23,718)	(18,098)

Total Liabilities and Stockholders’ Deficit	–	–

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2010 $	For the Three Months Ended March 31, 2009 $	Accumulated from April 16, 2006 (Date of Inception) to March 31, 2010 $

Revenue	–	–	–

Operating Expenses
General and Administrative	295	57,203	111,097
Professional Fees	5,325	–	5,325
Total Operating Expenses	5,620	57,203	116,422

Other income

Interest income	–	13	704

	–	13	704

Net Loss	(5,620)	(57,190)	(115,718)

Net Loss per Share – Basic and Diluted	–	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	2,450,000	2,450,000

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from April 16, 2006 (Date of Inception) to March 31, 2010
	$	$	$

Operating Activities

Net loss for the period	(5,620)	(57,190)	(115,718)

Changes in operating assets and liabilities:
Accounts payable	5,620	199	–

Net Cash Used In Operating Activities	–	(56,991)	(115,718)

Investing Activities	–	–	–

Financing Activities

Proceeds from share subscriptions receivable	–	–	92,000
Increase in officer advances		2,450	18,098

Net Cash Provided By Financing Activities	–	2,450	110,098

Increase in Cash	–	54,541	–

Cash – Beginning of Period	–	55,444	–

Cash – End of Period	–	903	–

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Unaudited)

1.

Nature of Operations and Continuance of Business

School4Chauffeurs, Inc. (“Company”) was incorporated on April 16, 2006 under the laws of the State of Delaware. The Company currently has no operations and in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise. The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2010, the Company has not recognized any revenue, has a working capital deficit of $23,718 and has an accumulated deficit of $115,718. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

SCHOOL4CHAUFFEURS, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Related Party Transactions

As at March 31, 2010, the Company owed $18,098 (December 31, 2009 - $18,098) to the former President of the Company for financing of general expenditures. The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Subsequent Events

In April 2010, the former President of the Company forgave the Company for the balance owing of $18,098.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

We believe that effective approximately September 13, 2007, we became a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

School4Chauffeurs, Inc. ("School") was incorporated on April 19, 2006 in the State of Delaware. We had been in the process of establishing ourselves as a specialty educational vocational skill service for the limousine and driver industry. The Company intended to provide job-related customer and driver training to entry-level employees as well as to employees of small to medium sized limousine companies. We have been unsuccessful in implementing our current business strategy.

The current economic financial crisis has had an adverse effect on our ability to attract students. We are currently inactive and we will remain inactive until such time as the economy starts to improve. We may also seek out other business opportunities which will result in a change of our original goals and objectives.

The shares of our common stock have traded on the Over-the-Counter Bulletin Board under the symbol “SFCF.OB” since August 19, 2008.

CURRENT BUSINESS OPERATIONS

The Board of Directors of the Registrant took the following actions by unanimous written consent on April 16, 2010: Mr. Jeffrey E. Jones resigned from all positions with the Registrant, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director and, as his final act as the sole member of the Company’s Board of Directors, Mr. Jones appointed Mr. Grant Jasmin as the Company’s Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. Mr. Jasmin accepted such appointments. Mr. Jones informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of the date of this Quarterly Report, we shall continue to undertake efforts to develop a business or merge with or acquire an operating company with operating history and assets. The exact form and nature of any investment or activity that we may undertake has not yet been determined. If we do not successfully pursue some form of operating business, then our primary activity will likely involve seeking merger or acquisition candidates with whom we can either merge or acquire.

Regulatory Requirements

We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing coaching and consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

Revenue

School4Chauffeurs, Inc. ("Company") was organized April 16, 2006 under the laws of the State of Delaware. The Company currently has no operations and in accordance with FASB ASC 915 "DEVELOPMENT STAGE ENTITIES," is considered a Development Stage Company. The Company has been in the development stage since its formation and has realized minimal, if any revenues from its operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Offices

Our offices are currently located at 745 Camden Ave., Suite D in Campbell, CA 95008 and our telephone number is (408) 828-2250. This is the executive office of our registered agent that we maintain where we use desk space, telephone, office services and space for computer equipment. As of the date of this filing, we have not sought to move or change our office site.

Employees; Identification of Certain Significant Employees

Grant Jasmin, our chief executive officer and director devotes approximately 20 hours a week of his time to our operations. We currently have no other employees, other than our officers and directors.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2010 $	2009 $
Current Assets	nil	nil
Current Liabilities	23,718	18,098
Working Capital (Deficit)	(23,718)	(18,098)

Cash Flows

	Three months Ended	Three months Ended
	March 31, 2010 $	March 31, 2009 $
Cash Flows from (used in) Operating Activities	nil	(56,991)
Cash Flows from (used in) Financing Activities	nil	2,450
Net Increase (decrease) in Cash During Period	nil	(54,541)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2010 was $5,620 compared with $57,203 for the three months ended March 31, 2009. The decrease of $51,583 is attributed to the fact that the Company paid management fees in the same period in fiscal 2009.

Net loss for the three months ended March 31, 2010 was $5,620 compared with $57,190 for the three months ended March 31, 2009. The overall decrease in net loss for the current period was attributed to the fact that the Company did not have sufficient cash to undertake the same level of operations as compared to the same period in the prior year.

Liquidity and Capital Resources

As at March 31, 2010, the Company’s cash and total assets balance was $nil compared to $nil as at December 31, 2009.

As at March 31, 2010, the Company had total liabilities of $23,718 compared with total liabilities of $18,098 as at December 31, 2009. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $5,620 for audit and transfer agent fees.

As at March 31, 2010, the Company had a working capital deficit of $23,718 compared with a working capital deficit of $18,098 as at December 31, 2009. The increase in working capital deficit was attributed to the increase in accounts payable of $5,620 due to audit and transfer agent fees incurred during the period.

Cashflow from Operating Activities

During the three months ended March 31, 2010, the Company used $nil of cash for operating activities compared to the use of $56,991 of cash for operating activities during the three months ended March 31, 2009. In fiscal 2009, the Company had cash proceeds to incur expenditures whereas in the current period, the Company did not have sufficient cash flows.

Cashflow from Financing Activities

During the three months ended March 31, 2010, the Company received $nil of cash flows from financing activities compared to $2,450 of cash from financing activities during the three months ended March 31, 2009. In 2009, the Company received advances from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Sales of Equity Securities for Cash:

None.

2.

Issuance of Equity Securities in exchange for services:

None.

3.

Convertible Securities:

None.

4.

Outstanding Warrants:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL4CHAUFFEURS, INC.

Dated: May 17, 2010

By:

/s/ Grant Jasmin

GRANT JASMIN

President and CEO