Form 10-Q
period 2010-06-30
POWRTEC CORP
filed 2010-08-16
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-141406

PowrTec International Corp.

(Name of small business issuer in its charter)

Delaware	20-2404845
(State of incorporation)	(I.R.S. Employer Identification No.)

747 Camden Ave., Suite D

Campbell, CA 95008

(Address of principal executive offices)

(408) 828-2250

(Registrant’s telephone number)

School4Chauffeurs, Inc.

745 Camden Ave., Suite D

Campbell, CA 95008

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 12, 2010, there were 100,000,040 shares of the registrant’s $.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.*

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “POWRtec”, “we”, “us” and “our” are references to POWRtec International Corp.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POWRTEC INTERNATIONAL CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$985	$694
Prepaid expenses and other current assets	22,727	298,821
Total current assets	23,712	299,515
Property and equipment, net	—	3,797
Deposits and other non-current assets	13,255	13.255
Total assets	$36,967	$316,567
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$535,815	$371,769
Accrued payroll	1,499.898	1.306,808
Accrued liabilities	76,950	26.502
Customer deposits	122,740	122,740
Warranty reserve	55,000	55,000
Notes payable-related party	80,600	31,000
Total current liabilities	2,371,004	1,913,819
Stockholders’ deficiency:
Preferred stock, $0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized 100,000,040 and 98,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	100,000	98,000
Additional paid-in capital	3,029,365	3,003,638
Accumulated deficit	(5,463,402)	(4,698,890)
Total stockholders’ deficiency	(2,334,037)	(1,597,252)
Total liabilities and stockholders’ deficiency	$36,967	$316,567

See accompanying notes to condensed consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$—	$375,531	$—	$1,504,658
Cost of goods sold	—	192,121	—	804,700
Gross Profit	—	183,410	—	699,958

Operating expenses:
Selling and marketing	—	49,780	356	194,354
Research and development	45,276	106,123	90,663	217,925
General and administrative	503,124	212,839	673,493	516,167
Total operating expenses	548,400	368,742	764,512	928,446
Operating loss	(548,400)	(185,332)	(764,512)	(228,487)
Net loss	$(548,400)	$(185,332)	$(764,512)	$(228,487)
Basic and diluted loss per share of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding used in basic and diluted loss per share	99,054,966	98,000,000	98,533,344	98,000,000

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended,
	June 30, 2010	June 30, 2009
Operating activities:
Net loss	$(764,512)	$(228,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,797	9,630
Non-cash consulting expense	9,243	87,696
Stock based compensation expense	18,484	15,348
Changes in operating assets and liabilities
Accounts receivable	—	93,165
Prepaid expenses and other current assets	276,094	(182,192)
Accounts payable	164,047	130,679
Accrued payroll	193,090	216,999
Accrued liabilities	50,448	(10,009)
Reserve for upgrades	—	(69,012)
Warranty reserve	—	—
Customer deposits	—	(99,888)
Net cash used in operating activities	(49,309)	(36,071)
Financing activities:
Proceeds from stockholder loans	49,600	—
Net cash provided by financing activities	49,600	—
Net increase (decrease) in cash and cash equivalents	291	(36,071)
Cash and cash equivalents—beginning of period	694	49,925
Cash and cash equivalents—end of period	$985	$13,854
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

1. OVERVIEW

Business description

Corporate History

We were incorporated on April 19, 2006 under the name School4Chauffeurs, Inc. ("SFCF") in the State of Delaware. We had been in the process of establishing ourselves as a specialty educational vocational skill service for the limousine and driver industry.  We had intended to provide driver training to all entry-level employees as well as to employees of small to medium sized limousine companies.

In June 2009, we ceased all operations relating to vocational training and began seeking out other potential business models. Since inception the Company has been considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On April 16, 2010, the Company filed an Information Statement Pursuant to Section 14(F) of the Securities Exchange Act Of 1934 and Rule 14f-1 thereunder announcing that Grant Jasmin (“Mr. Jasmin”) acquired the majority of the issued and outstanding common stock of the Company from Jeffrey E. Jones (“Mr. Jones”) per the terms of a common stock purchase agreement between Mr. Jasmin and Mr. Jones. Pursuant to the terms of the Purchase Agreement, Mr. Jasmin acquired control of 1,700,000 shares of SFCF’s issued and outstanding common stock representing approximately 70% of the total shares issued and outstanding.

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.

On May 20, 2010, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. As a result of the Amended and Restated Certificate of Incorporation, SFCF: (i) changed its name to “POWRtec International Corp.;” and, (ii) increased the aggregate number of authorized shares to 305,000,000 shares, consisting of  300,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

In addition to the name change, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock will increase from 2,500,001 prior to the forward split to 100,000,040 following the forward split.

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $5.5 million and has used cash in operations of approximately $2.9 million since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In February 2006 the Company entered into Stock Purchase Agreements through December 31, 2006, pursuant to which it raised $2.8 million net of transaction fees. Even though the Company raised this capital it believes it will need additional funds to meet its anticipated cash needs for working capital and capital expenditures for the next year. Because the Company has net losses since inception and does not expect to be profitable until 2011 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, this additional financing may not be available on a timely basis or on terms acceptable to it, or at all. The Company’s ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If the Company is unable to secure additional funding, it may have to discontinue operations; delay additional development or commercialization of its meters; license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to its system: or any combination of these activities. Any of these results would materially harm the Company’s business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund its current or future operating needs. The Company may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate its assets, which may result in the failure of the Company’s stockholders to receive value for their ownership of its stock.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six  months ended June 30, 2010 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates were used for the valuation of the Company’s stock, as the Company’s stock was not trading as of June 30, 2010 and the valuation of equity and equity-linked instruments such as options and warrants using the Black-Scholes model.

Concentration of Credit Risk

The Company places its cash with two commercial financial institutions and at times may exceed federally insured limits. Management believes that these institutions are financially sound and accordingly, minimal credit risk exists. To date the Company sells its meters to a single customer who pays for the meters using letters of credit and there have been no credit losses.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents.  The carrying amounts approximate fair market value because of the short maturity.

The Company maintains cash balances at various commercial financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the federally insured limits.  The Company has not experienced any losses in such accounts.

Fair values of financial instruments

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

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be five years. As of June 30, 2010 and December 31, 2009, the Company’s property and equipment consisted of the following:

	June, 30	December 31,
	2010	2009
Computer hardware, software and equipment	$75,943	$75,943
Less accumulated depreciation	(75,943)	(72,146)
	$-0-	$3,797

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2010, there have been no such impairment losses.

Research and development costs

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of expense of research and development staff, materials and supplies for prototype meter development, and the cost of certain contractors involved in the development process.

Stock-based compensation

We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC in Staff Accounting Bulletin No, 107, “Share-Based Payments”, and (“SAB 107”). The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “valuation date” the stock options or common stock warrants are fair valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and warrants using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Loss per share is as follows (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic and Diluted

Net loss allocable to common stockholders	$(548)	$(185)	$(765)	$(228)

Basic and diluted loss per share allocable to common stockholders	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	99,055	98,000	98,533	98,000

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 7.3 million shares for the three and six month periods ended June 30, 2010. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 4.9 million shares for the three and six month periods ended June 30, 2009.

Revenue recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The Company requires payment by irrevocable letter of credit for all sales. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s contract manufacturers to a common carrier. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectability of the selling price is reasonably assured. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. The Company has not established an allowance for doubtful accounts as shipments are paid by customers via a letter of credit

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent accounting standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard has been implemented in the Company’s financial statements for the three and six month periods ended June 30, 2010 and 2009 and did not have a material impact on its financial position and its results of operations as the Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard has been reflected in the Company’s earnings per share calculation for the three and six month periods ended June 30, 2010 and 2009 to reflect the 40 for one forward split of common shares.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of June 30, 2010 and December 31, 2009, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

4. WARRANTY RESERVE

The Company has determined that replacement of certain components in its meters may be necessary and estimates the potential cost of this component replacement to be about $10 per meter and would not exceed $55,000 in total.  As of June 30, 2010 and December 31, 2009, warranty reserves were $50,000.

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. Since 2006 this officer has loaned the company an additional $13,000 in 2006, $14,000 in 2008, $1,000 in 2009, and $49,600 in the first six months of 2010.  There was a remaining balance of $80,600 and $31,000 for these related party notes to this officer as of June 30, 2010 and 2009, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. INCOME TAXES

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax laws and rates.  Components of the Company’s deferred tax liabilities and assets are as follows:

Deferred tax assets:
Net operating loss carry forwards	$4,699,000
Less compensation accruals	(1,308,000)
Less valuation allowance	(3,391,000)
Net deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

On November 1, 2007, POWRtec issued warrants to purchase 80,000 shares of its common stock to two members of its  Board of Directors at an exercise price of approximately $7.00 per share. The warrants were fully vested and exercisable upon issuance and expire five years from the date of warrant issuance. The stock price and exercise price were both $7 based on the $7 February 15, 2006 common share purchase price. The warrants were valued at $153,481 using the Black- Scholes Method using a risk free rate of 4.25%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the five year life of the warrant. Stock-based compensation of $15,348 and $30,696 were recorded in 2010 and 2009, respectively, related to these warrants. Management intends to re-issue the above warrants in POWRtec International Corporation in the third quarter of 2010.

On February 15, 2006, POWRtec consummated a sale of 142,857 shares of common stock to an investor for $1,000,000 at approximately $6.97 per share. In connection with this common stock sale, the purchaser was also issued warrants to purchase 54,023 shares of common stock at an exercise price of approximately $7.00 per share. The warrants were fully vested and exercisable upon issuance and expired three years from the date of the stock sale. The stock price and exercise price were both $7 based on the $7 February 15th common share purchase price. The detachable warrants were valued using the Black-Scholes Method using a risk free rate of 4.68%, volatility rate of 20.57%, and forfeiture rate of 0% and recorded as additional paid in capital. Capital transaction costs of $68,295 were recorded as a charge against additional paid in capital as they were legal and administrative costs related to this equity financing.

On February 24, 2005, POWRtec consummated a sale of 287,538 shares of common stock at approximately $6.97 per share, in exchange for $1,800,000 cash and the automatic conversion of the $200,000 5% notes payable and accrued interest due upon the completion of a financing event as specified in the terms of the October 11, 2004 promissory note. These shares were sold to the Company’s sole customer.

In 2004, POWRtec sold common stock to a group of individuals and officers to purchase 1,415,000 shares of POWRtec 's common stock at $.001 per share.

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction, the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.

On May 20, 2010, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. As a result of the Amended and Restated Certificate of Incorporation, SFCF: (i) changed its name to “POWRtec International Corp.;” and, (ii) increased the aggregate number of authorized shares to 305,000,000 shares, consisting of  300,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

In addition to the name change, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock will increase from 2,500,001 prior to the forward split to 100,000,040 following the forward split.

The Company has reserved shares of common and preferred stock for issuance at June 30, 2010, and December 31, 2009, as follows:

	June 30,	December 31,
	2010	2009
Common stock	300,000,000	300,000,000

Preferred stock	5,000,000	5,000,000

Stock Based Compensation

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the "Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  The options under this plan will continue to vest under the terms of the Plan.

Under the Plan, either incentive or nonqualified options to purchase the Company's common stock may be granted to full-time employees, directors, and consultants at prices not lower than 100% of the fair value at the date of grant as determined by the Board of Directors (85% if the nonqualified option is granted to a service provider).  If the person to whom options are granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair value at the date of grant as determined by the board of directors.  Options granted under the Plan are exercisable at such times and conditions as determined by the board to directors, but the term of the option and the right of exercise may not exceed ten years from the date of grant.  The stock options generally vest ratably over a two to four-year period, with pro rata cliff vesting after one year and ratable thereafter.  Unexercised options expire three months, or within the period specified in the option agreement, after termination of the employment or consulting relationship with the Company.

Activity with respect to outstanding stock options for the first half of 2010 was as follows as presented based on the 0.940976 Exchange Agreement conversion ratio and the May 20, 2010 40 for one forward split of the issued and outstanding common shares:

	Shares		Weighted
	Available	Number of	Average
	For	Options	Exercise
In thousands of shares	Grant	Outstanding	Price
BALANCE – DECEMBER 31, 2009	3,764	5,641	$0.14
Granted	(1,317)	1,317	0.19
Exercised	-	-	-
Cancelled	-	-	-
BALANCE – June 30, 2010	2,447	6,963	$0.15
Options exercisable as of:
December 31, 2009	2,004	-	-
June 30, 2010	4,302	-	-

We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC in Staff Accounting Bulletin No, 107, “Share-Based Payments”, and (“SAB 107”). The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

During the six months ended June 30, 2010, the exercise prices of all options granted were equal to fair market value on the dates of grant based on the closing price of the last sales of common stock in 2006 for $7.00 per share on a pre-exchange and pre split basis. 35,000 pre-conversion shares were granted to a consultant to the Company. Common stock options issued to the non-employee consultant were recorded on the basis of fair value. The fair value of this non-employee consultant option for 35,000 pre-exchange and pre-split common shares at $7.00 per share was $36,971 using the Black-Scholes model and is being expensed during the consultant’s two year service period in 2009 and 2010.  This represents an option grant of 1,317,367 shares on a post share exchange and 40 for one split basis at an option price of $0.186 per common share.

During each of the six month periods ended June 30, 2010 and 2009, the Company recorded $18,484 and $103,044 of stock-based compensation expense, respectively, related to stock options and warrants granted to employees, directors and consultants.  For six months ended June 30, 2010, the Company recorded stock based compensation as $18,484 of general and administrative expenses and $-0- of research and development expense. For the six months ended June 30, 2009, the Company recorded stock based compensation as $103,044 of general and administrative expenses and $-0- of research and development expense.

During each of the three month periods ended June 30, 2010 and 2009, the Company recorded $13,864 and $9,269 of stock-based compensation expense, respectively, related to stock options and warrants granted to employees, directors, and consultants.  For the three months ended June 30, 2010, the Company recorded stock based compensation as $9,243 of general and administrative expenses and $4,621 of research and development expense. For the three months ended June 30, 2009, the Company recorded stock based compensation as $9,621 of general and administrative expenses and $-0- of research and development expense.

The weighted average grant date fair value of each option grant on the date of grant was calculated using the Black Scholes model with following assumptions for the period from January 2, 2004 (Inception) to December 31, 2004, the years ended December 31, 2009 and 2007, and the three and six month periods ended June 30, 2010. No options were granted in 2005, 2006, and 2008.

	2004	2007	2009	2010
Risk-free interest rate	3.4%	4.25%	4.03%	4.03%
Expected life (in years)	4	4	2	2
Dividend yield	0%	0%	0%	0%
Volatility	23.73%	21.05%	20.03%	20.03%
Forfeiture rate	0%	0%	0%	0%

8.  RELATED PARTY TRANSACTIONS

See Note 7 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

See Notes 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of June 30, 2010 and December 30, 2009 includes approximately $296,000 and $183,000 of accounts payable for the consulting services of our Chief Financial Officer.

Accrued payroll as of June 30, 2010 and December 30, 2009 includes approximately $551,000 and $426,000 of accrued payroll liabilities to our Chief Executive Officer.

9. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rents this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs Rental expense approximated $76,000 and $64,000 for six months ended June, 2010 and 2009. Rental expense approximated $38,000 for each of the three month periods ended June, 2010 and 2009.

10. SUBSEQUENT EVENTS

On July 1, 2010, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $50,000, at an interest rate of eight percent (8%) per annum, with advances available under the drawdown note in amounts of $25,000. The drawdown note can be prepaid upon five days notice, is payable on the one year anniversary of the note on July 1, 2011, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 75% of the average closing price of the Company’s common stock during the thirty days immediately preceding the conversion date. The Company requested and received proceeds in the amount of $25,000 from the drawdown note on July 7, 2010. There is currently $25,000 of funds available from the drawdown note that has been requested by the Company and not received as of August 10, 2010.

On July 9, 2010, the Company issued a subordinated promissory note (“subordinated note”) to an investor, in the principal amount of $25,000, at an interest rate of sixty percent (60%) per annum. The subordinated note is payable on the January 20, 2011 and is subordinate to all present and future borrowings of the Company, and includes additional consideration in the amount of 12,500 unregistered common shares. In the event the Company fails to repay principal and interest on or before January 9, 2011, the Company will issue shares of its unregistered common stock at the rate of $0.50 per share up to 65,000 shares if no cash payments have been made by January 9, 2011. The Company received proceeds in the amount of $25,000 from the subordinated note on July 9, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview and Principal Products and Services

Corporate History

We were incorporated on April 19, 2006 under the name School4Chauffeurs, Inc. ("SFCF") in the State of Delaware. We had been in the process of establishing ourselves as a specialty educational vocational skill service for the limousine and driver industry.  We had intended to provide driver training to all entry-level employees as well as to employees of small to medium sized limousine companies.

In June 2009, we ceased all operations relating to vocational training and began seeking out other potential business models. Since inception the Company has been considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On April 16, 2010, the Company filed an Information Statement Pursuant to Section 14(F) of the Securities Exchange Act Of 1934 and Rule 14f-1 thereunder announcing that Grant Jasmin (“Mr. Jasmin”) acquired the majority of the issued and outstanding common stock of the Company from Jeffrey E. Jones (“Mr. Jones”) per the terms of a common stock purchase agreement between Mr. Jasmin and Mr. Jones. Pursuant to the terms of the Purchase Agreement, Mr. Jasmin acquired control of 1,700,001 shares of the Company’s issued and outstanding common stock representing approximately 70% of the total shares issued and outstanding.

On May 14, 2010, the Company, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby the Company acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock the Company issued 1,750,001 shares of its common stock. As a result of closing the transaction the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.

On May 20, 2010, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. As a result of the Amended and Restated Certificate of Incorporation, we: (i) changed our name to “POWRtec International Corp.;” and, (ii) increased the aggregate number of authorized shares to 305,000,000 shares, consisting of  300,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

In addition to the name change, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock will increase from 2,500,001 prior to the forward split to 100,000,040 following the forward split.

Business Overview

POWRtec Corporation is a California-based inventor, developer and producer of intelligent metering systems. The intelligent metering solutions from POWRtec are elegantly designed and provide clients with versatility in regards to options, functions and connectivity at a competitive cost. It is the vision of POWRtec to develop state of the art intelligent network-enabled metering solutions in order to improve energy usage and profitability for its customers.

World energy consumption was 474 exajoules (474 x 1018 J) or 15.8 TW (1.580 x 1013 W) in 2008. Unfortunately, much of the world’s energy is wasted, often because of poor energy management. With its intelligent power meters, POWRtec aims to reduce world energy usage, and hence production. Reduced energy consumption is good for the environment as well as the economy, and lessens the strain on limited energy resources. POWRtec intelligent meters allow utility companies and businesses alike to become more efficient by controlling their consumption of energy.

The past decade has shown a sharp increase in the energy consumption around the world, which has doubled in the past 30 years, and consumption continues to grow at an increasing speed. When it comes to the production of power, there is one aspect that is extremely important to understand: It is not possible to quickly increase or decrease the production of electricity, and it is often dependant on factors beyond direct control. The very nature of the market and the lack of fluidity when it comes to increasing power production has led to very high price volatility at times of peak demand and supply shortages. With POWRtec’s networked intelligent metering solutions utility companies can understand the actual consumption at the individual household or business, and calculate energy waste throughout the energy grid.

POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. The intelligent meters can employ a number of different connectivity modes such as GSM, ZigBee, GPRS, and the Internet. The company will continue to develop the meters for additional connectivity, as well the type of data that the meters can collect.

The market for POWRtec is first and foremost of a global nature. The buyers of POWRtec’s products are utility companies, governments and to a lesser extent businesses that want to save on their utility bill by using an intelligent metering solution.

POWRtec has already provided 180,000 meters to Denmark, and may soon provide an additional 50,000 meters. Also, POWRtec is in the process of acquiring orders in India for a substantial number of meters. Already POWRtec is negotiating a letter of intent for 25,000 meters for two cities in the State of Bihar, India. If successful, this same project may require as many an 400,000 meters and the market for POWRtec’s meters in the region may be as many as 3 million meters. POWRtec will continue to locate and approach new markets where there is a need for POWRtec’s intelligent metering solutions. There are a number of worldwide market trends that are of interest when looking at the market for POWRtec’s solutions: Energy consumption continues to rise all over the world; the energy production market is getting deregulated; the energy production market is getting privatized; there is a need for demand-side management and finally, the market is highly inefficient and fragmented. All of these trends work in the favor of POWRtec.

While the energy production market has been heavily deregulated and privatized in the past decades, it has at the same time shown an unparalleled growth. The electricity industry has grown significantly in the past five years, and despite the recent recession and ensuing trough in demand, the upwards spiraling energy demand in emerging markets will continue to push the market towards an even greater value.

	2006	2007	2012 (forecast)
Market Value	$1,166.6 billion	$1,465.9 billion	$2,641.2 billion
Consumption	13.22 TW	14.62 TW	19.98 TW

Source: Economy Watch 2007

However, there is an upper restraint on how much energy can be produced with the limited and depleting resources in the world. POWRtec provides a low-cost solution to this problem, as POWRtec’s networked intelligent meters can promote green behavior directly.

Although there is no single other producer of intelligent metering solutions identical to POWRtec’s networked intelligent meters, there are competitors in the market space. Among these are ABB, Echelon, Landis+Gyr, Larsen & Tourbo and others. Nearly all of POWRtec’s competitors are very large organizations with significant overhead expenses. POWRtec’s cost-effective designs, low-cost manufacturing and low overhead allow it to offer smart meters at an attractively low price. More importantly, POWRtec’s relatively small size allow for customer-oriented services and modification and extensive customization to meet client needs. The meters are developed in the USA, and are produced inexpensively and in large numbers in China.

Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2010, the Company had total liabilities of approximately $2.4 million, a working capital deficit of approximately $2.3 million and an accumulated deficit of approximately $5.5 million. The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $5.5 million and has used cash in operations of approximately $2.9 million since inception. Because the Company has net losses since inception and does not expect to be profitable until 2011 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. If we are unable to obtain such financing, it is likely that our stockholders will lose all or substantially all of their investment.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, this additional financing may not be available on a timely basis or on terms acceptable to it, or at all. The Company’s ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If the Company is unable to secure additional funding, it may have to discontinue operations; delay development or commercialization of its system; license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to its system: or any combination of these activities. Any of these results would materially harm the Company’s business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund its current or future operating needs. The Company may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate its assets, which may result in the failure of the Company’s stockholders to receive value for their ownership of its stock.

Results of Operations

The following analysis is of selected statement of operations data from our unaudited financial statements for the three and six months ended June 30, 2010 and 2009.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Current Report on Form 10Q.

Revenues

Revenues decreased approximately $376,000, or 100%, from approximately $376,000 during the three months ended June 30, 2009, to $-0- during the three months ended June 30, 2010, due to our customer not ordering any meters due to a slowing in meter deployment by our customer as they slowly began to install meters with a component modification which they developed and accepted in late 2009.

Revenues decreased approximately $1.5 million, or 100%, from approximately $1.5 million during the six months ended June 30, 2009, to $-0- during the six months ended June 30, 2010, due to our customer not ordering any meters during this period due to a slowing in meter deployment by our customer as they slowly began to install meters with a component modification which they developed and accepted in late 2009.

Cost of Goods Sold

Cost of Goods Sold decreased approximately $192,000, or 100%, from approximately $192,000 during the three months ended June  30, 2009, to $-0- during the three months ended June 30, 2010 as we did not manufacture or sell any meters to customers during this period.

Cost of Goods Sold decreased approximately $805,000, or 100%, from approximately $805,000 during the six months ended June  30, 2009, to $-0- during the six months ended June 30, 2010 as we did not manufacture or sell any meters to customers during this period.

Selling and Marketing

Selling and Marketing expense decreased approximately $50,000, or 100%, from approximately $50,000 during the three months ended June  30, 2009, to $-0- during the three months ended June 30, 2010 as we did not sell any meters to customers during this period. Selling and Marketing expenses in the three months ended June 30, 2009 consisted of approximately $42,000 in sales commissions and approximately $8,000 of sales related travel expenses.

Selling and Marketing expense decreased approximately $194,000, or 100%, from approximately $194,000 during the six months ended June  30, 2009, to $-0- during the six months ended June 30, 2010 as we did not sell any meters to customers during this period. Selling expenses in the six months ended June 30, 2009 consisted of approximately $172,000 in sales commissions and approximately $22,000 of sales related travel expenses.

Research and Development

Research and development costs decreased approximately $61,000, or 57%, from approximately $106,000 during the three months ended June 30, 2010, to approximately $45,000 during the three months ended June 30, 2010, due to an approximately $65,000 decrease in research related payroll expenses partially offset by an approximately $5,000 increase in stock compensation expense.

Research and development costs decreased approximately 127,000, or 58%, from approximately $218,000 during the six months ended June 30, 2010, to approximately $91,000 during the six months ended June 30, 2010, due to an approximately $135,000 decrease in research related payroll expenses partially offset by an approximately $9,000 increase in stock compensation expense.

General and Administrative

General and Administrative expenses increased approximately $290,000, or 136%, from approximately $213,000 the three months ended June 30, 2009, to approximately $503,000 during the three months ended June 30, 2010, due to increased expenses of approximately $337,000 for professional fees for legal, audit, financial consulting and tax services, partially offset by decreased expenses of approximately $44,000 for reduced executive payroll expenses during this period.

General and Administrative expenses increased approximately $157,000, or 30%, from approximately $516,000 for the six months ended June 30, 2009, to approximately $673,000 during the six months ended June 30, 2010, due to increased expenses of approximately $328,000 for professional fees for legal, audit, financial consulting and tax services, partially offset by decreased expenses of approximately $94,000 for reduced executive payroll expenses and approximately $85,000 of stock compensation expense for a consultant which was recognized 2009.

Liquidity and Capital Resources

Historically, POWRtec was financed primarily through cash from operations and through the issuance of common stock. The Company will need to raise additional cash in the near future as our current cash and working capital resources are not sufficient to provide the necessary working capital required by the Company. We will seek to raise additional funds through the public or private sale of debt or equity securities, the issuance of debt, or a combination of both. There can be no assurance that future financings will be available to us, and if available, that the terms will be acceptable to the Company. If financing is not available to us, we will be unable to continue operations. The Company has historically incurred net losses since inception. These historical losses raise doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2010, net cash used in operating activities was approximately $49,000 primarily resulting from an operating loss of approximately $800,000 and an approximately $50,000 increase in loans from shareholders, partially offset by a decrease in prepaids of approximately $300,000 and an increase in accounts payable and accrued liabilities of approximately $400,000.

During the six months ended June 30, 2009, net cash used in operating activities was approximately $36,000, primarily resulting from an operating loss of approximately $200,000, an approximately $200,000 increase in prepaids, a decrease in reserve upgrades of approximately $100,000 and a decrease in customer deposits of $100,000, partially offset by an increase in accounts payable and accrued liabilities of approximately $300,000.

Given our cash position and available borrowings under our credit facility and our continuing operating losses the Company will require a significant amount of funding to sustain its operations and satisfy its contractual obligations. These factors, among others, indicate the Company may be unable to continue as a going concern. The financial statements presented do not include any adjustments related to the realization of the carrying value of the assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to secure financing in order to fund its operations and until it achieves profitability. Management believes that they will be successful in obtaining equity or debt financing which will enable the Company to continue its operations and to continue as a going concern.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated condensed financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

•

the valuation of the Company’s stock, as the Company’s stock is not currently trading and the valuation of equity and equity-linked instruments such as options using the Black-Sholes model: and,

•

the assessment of recoverability of long-lived assets, which impacts gross margin or operating expenses when we record asset impairments or accelerate their depreciation.

Below, we discuss these policies further, as well as the estimates and judgments involved.

Stock-based compensation

We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC in Staff Accounting Bulletin No, 107, “Share-Based Payments”, and (“SAB 107”). The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the “valuation date," the stock options or common stock warrants are fair valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2010, there have been no such impairment losses.

PLAN OF OPERATION AND FUNDING

The Company requires additional funds to continue operations, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings which may result in dilution to our current shareholders. However, this additional financing may not be available on a timely basis or on terms acceptable to it, or at all. If the Company is unable to secure additional funding, it may not be be able to take advantage of prospective new business opportunities, which could significantly and materially restrict our business operations and ability to execute our plan of operation.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING STANDARDS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2: Recent Accounting Standards” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not make any unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Audit Committee

The Board of Directors acts as the audit committee of the Company. The Company does not have an independent qualified independent financial expert on its Board of Directors as the CEO serves as its sole member. The Company intends to appoint additional members to its Board of Directors in the third quarter of 2010.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation filed with the Delaware Secretary of State on April 18. 2006.	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
3.01a	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 20, 2010.	Incorporated by reference to our Form 8-K filed on May 28, 2010.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
10.1	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and the POWRtec Corporation Shareholders	Incorporated by reference to our Form 8-K filed on May 17, 2010.
10.2	Convertible Promissory Note dated July 1, 2010	Filed herewith.
10.3	Promissory Note dated July 9, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated: August 16, 2010

By:

/s/ Grant Jasmin

GRANT JASMIN

President and CEO