Form 10-Q
period 2010-09-30
POWRTEC CORP
filed 2010-11-19
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(408) 374-1900

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of November 19, 2010 there were 100,162,540 shares of the registrant’s $.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of POWRtec International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “POWRtec”, “we”, “us” and “our” are references to POWRtec International Corp.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POWRTEC INTERNATIONAL CORP.

(CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$563	$694
Prepaid expenses and other current assets	25,965	298,821
Total current assets	26,027	299,515
Property and equipment, net	—	3,797
Deposits and other non-current assets	13,255	13.255
Total assets	$39,282	$316,567
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$574,815	$371,769
Accrued payroll	1,585,798	1.306,808
Accrued liabilities	90,212	26.502
Customer deposits	122,740	122,740
Warranty reserve	55,000	55,000
Notes payable-related party	81,600	31,000
Notes payable, net	59,568	—
Total current liabilities	2,569,734	1,913,819
Stockholders’ deficiency:
Preferred stock, $0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized 100,162,540 and 98,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	100,000	98,000
Additional paid-in capital	3,129,112	3,003,638
Accumulated deficit	(5,759,564)	(4,698,890)
Total stockholders’ deficiency	(2,530,451)	(1,597,252)
Total liabilities and stockholders’ deficiency	$39,282	$316,567

See accompanying notes to condensed consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$—	$262,197	$—	$1,766,855
Cost of goods sold	—	197,563	—	1,002,262
Gross Profit	—	64,634	—	764,592

Operating expenses:
Selling and marketing	4,661	29,520	5,016	224,135
Research and development	45,467	62,166	136,130	280,077
General and administrative	233,926	125,769	905,812	641,688
Total operating expenses	284,053	217,455	1,046,959	1,145,901
Operating loss	(284,053)	(152,822)	(1,046,959)	(381,309)
Interest expense	12,108	—	13,715	—
Net loss	$(296,141)	$(152,822)	$(1,060,674)	$(381,309)
Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding used in basic and diluted loss per share	100,047,594	98,000,000	99,045,517	98,000,000

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended,
	September 30, 2010	September 30, 2009
Operating activities:
Net loss	$(1,064,674)	$(381,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,797	14,573
Non-cash legal expense	62,999	—
Non-cash consulting expense	—	84,504
Stock based compensation expense	41,590	27,809
Amortization of discount on notes payable	5,504
Changes in operating assets and liabilities
Accounts receivable	—	93,165
Prepaid expenses and other current assets	272,856	(205,441)
Accounts payable	203,047	154,224
Accrued payroll	278,990	307,799
Accrued liabilities	63,709	1,553
Reserve for upgrades	—	(83,151)
Warranty reserve	—	55,000
Customer deposits	—	(117,600)
Net cash used in operating activities	(128,212)	(48,874)
Financing activities:
Process from issuance of notes payable	59,658	—
Beneficial conversion feature of bridge loans	17,381	—
Proceeds from stockholder loans	50,600	—
Net cash provided by financing activities	127,549	—
Net increase (decrease) in cash and cash equivalents	(633)	(48,874)
Cash and cash equivalents—beginning of period	694	49,925
Cash and cash equivalents—end of period	$61	$1,051
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $5.8 million and has used cash in operations of approximately $3.0 million since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the nine  months ended September 30, 2010 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2009 and its Form 8-K filed on May 17, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates were used for the valuation of the Company’s stock, as the Company’s stock was not trading as of September 30, 2010 and the valuation of equity and equity-linked instruments such as options and warrants using the Black-Scholes model.

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

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be five years. As of September 30, 2010 and December 31, 2009, the Company’s property and equipment consisted of the following:

	September 30	December 31,
	2010	2009
Computer hardware, software and equipment	$75,943	$75,943
Less accumulated depreciation	(75,943)	(72,146)
	$0	$3,797

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through September 30, 2010, there have been no such impairment losses.

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

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic and Diluted

Net loss allocable to common stockholders	$296	153	1,061	381

Basic and diluted loss per share allocable to common stockholders	$0.00	0.00	0.01	0.00

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	100,047	98,000	99,046	98,000

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 8.0 million shares for the three and nine month periods ended September 30, 2010. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 4.9 million shares for the three and nine month periods ended September 30, 2009.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent accounting standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard has been implemented in the Company’s financial statements for the month periods ended 30, 2010 and 2009 and did not have a material impact on its financial position and its results of operations as the Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of September 30, 2010 and December 31, 2009, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

4. WARRANTY RESERVE

The Company has determined that replacement of certain components in its meters may be necessary and estimates the potential cost of this component replacement to be about $10 per meter and would not exceed $55,000 in total.  As of September 30, 2010 and December 31, 2009, warranty reserves were $50,000.

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. Since 2006 this officer has loaned the company an additional $13,000 in 2006, $14,000 in 2008, $1,000 in 2009, and $50,600 in the first nine months of 2010.  There was a remaining balance of $81,600 and $31,000 for these related party notes to this officer as of September 30, 2010 and 2009, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. NOTES PAYABLE

On July 1, 2010, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $50,000, at an interest rate of eight percent (8%) per annum, with advances available under the drawdown note in amounts of $25,000. The drawdown note can be prepaid upon five days notice, is payable on the one year anniversary of the note on July 1, 2011, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 75% of the average closing price of the Company’s common stock during the thirty days immediately preceding the conversion date. The Company requested $50,000 and received proceeds in the amount of $25,000 from the drawdown note on July 7, 2010 and additional proceeds of $25,000 on August 25, 2010. The conversion option was recorded as a discount on notes payable of $17,381 was valued using the Black- Scholes Method using a risk free rate of .053%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the one  year life of the of the drawdown note.  Interest expense of $2,173 were recorded in 2010 related to this conversion option. Additional interest expense of $672 was accrued as of September 30, 2010 related to the eight percent (8%) per annum payable under the drawdown note.

On July 9, 2010, the Company issued a subordinated promissory note (“subordinated note”) to an investor, in the principal amount of $25,000, at an interest rate of sixty percent (60%) per annum. The subordinated note is payable on the January 20, 2011 and is subordinate to all present and future borrowings of the Company, and includes additional consideration in the amount of 12,500 unregistered common shares. In the event the Company fails to repay principal and interest on or before January 9, 2011, the Company will issue shares of its unregistered common stock at the rate of $0.50 per share up to 65,000 shares if no cash payments have been made by January 9, 2011. The Company received proceeds in the amount of $25,000 from the subordinated note on July 9, 2010.  The conversion option was recorded as a discount on notes payable of $255 and was valued using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the half year life of the of the drawdown note.  Interest expense of $32 was recorded in 2010 related to this conversion option. Additional interest expense of $3,250 was accrued as of September 30, 2010 related to the sixty percent (60%) per annum payable under the drawdown note.  The 12,500 additional shares issued as additional consideration were valued at $5,249 using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed in the amount of $5,249 in the quarter ending September 30. 2010 as interest expense.

7. INCOME TAXES

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

Deferred tax assets:
Net operating loss carry forwards	$5,760,000
Less compensation accruals	(1,308,000)
Less valuation allowance	(4,452,000)
Net deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

On November 1, 2007, POWRtec issued warrants to purchase 80,000 shares of its common stock to two members of its  Board of Directors at an exercise price of approximately $7.00 per share. The warrants were fully vested and exercisable upon issuance and expire five years from the date of warrant issuance. The stock price and exercise price were both $7 based on the $7 February 15, 2006 common share purchase price. The warrants were valued at $153,481 using the Black- Scholes Method using a risk free rate of 4.25%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the five year life of the warrant. Stock-based compensation of $23,022 and $ 30,696 were recorded in both 2010 and 2009 related to these warrants. Management intends to re-issue the above warrants in POWRtec International Corporation in the fourth quarter of 2010.

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

On August 30, 2010 , the Company granted Mr. Carrillo and Mr. Huettel of Carrillo Huettel, LLP, the Company’s  legal counsel,  75,000 shares each of the Company’s Common Stock at $0.42 per share for legal services rendered to the Company. The 150,000 shares were expensed in the amount of $62,999 in the quarter ending September 30. 2010 as legal expense.

The Company has reserved shares of common and preferred stock for issuance at September 30, 2010, and December 31, 2009, as follows:

	September 30,	December 31,
	2010	2009
Common stock	300,000,000	300,000,000

Preferred stock	5,000,000	5,000,000

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

Activity with respect to outstanding stock options for the first nine months of 2010 was as follows as presented based on the 0.940976 Exchange Agreement conversion ratio and the May 20, 2010 40 (forty) for one forward split of the issued and outstanding common shares:

	Shares		Weighted
	Available	Number of	Average
	For	Options	Exercise
In thousands of shares	Grant	Outstanding	Price
BALANCE – DECEMBER 31, 2009	3,764	5,641	$0.14
Granted	(1,317)	1,317	0.19
Exercised	-	-	-
Cancelled	-	-	-
BALANCE – September 30, 2010	2,447	6,963	$0.15
Options exercisable as of:
December 31, 2009	2,004	-	-
September 30, 2010	4,761	-	-

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

During the nine months ended September 30, 2010, the exercise prices of all options granted were equal to fair market value on the dates of grant based on the closing price of the last sales of common stock in 2006 for $7.00 per share on a pre-exchange and pre split basis. 35,000 pre-conversion shares were granted to a consultant to the Company. Common stock options issued to the non-employee consultant were recorded on the basis of fair value. The fair value of this non-employee consultant option for 35,000 pre-exchange and pre-split common shares at $7.00 per share was $36,971 using the Black-Scholes model and is being expensed during the consultant’s two year service period in 2009 and 2010.  This represents an option grant of 1,317,367 shares on a post share exchange and 40 for one split basis at an option price of $0.186 per common share.

During each of the nine month periods ended September 30, 2010 and 2009, the Company recorded $41,591 and $121,473 stock-based compensation expense, respectively, related to stock options and warrants granted to employees, directors and consultants.  For nine months ended September 30, 2010, the Company recorded stock based compensation as $27,726 of general and administrative expenses and $13,864 of research and development expense. For the nine months ended September 30, 2009, the Company recorded stock based compensation as $121,473 of general and administrative expenses and $-0- of research and development expense.

During each of the three month periods ended September 30, 2010 and 2009, the Company recorded $13,864 and $9,269 of stock-based compensation expense, respectively, related to stock options and warrants granted to employees, directors, and consultants.  For the three months ended September 30, 2010, the Company recorded stock based compensation as $9,242 of general and administrative expenses and $4,621 of research and development expense. For the three months ended September 30, 2009, the Company recorded stock based compensation as $9,269 of general and administrative expenses and $-0- of research and development expense. The weighted average grant date fair value of each option grant on the date of grant was calculated using the Black Scholes model with following assumptions for the period from January 2, 2004 (Inception) to December 31, 2004, the years ended December 31, 2009 and 2007, and the three and nine month periods ended September 30, 2010. No options were granted in 2005, 2006, and 2008.

	2004	2007	2009	2010
Risk-free interest rate	3.4%	4.25%	4.03%	4.03%
Expected life (in years)	4	4	2	2
Dividend yield	0%	0%	0%	0%
Volatility	23.73%	21.05%	20.03%	20.03%
Forfeiture rate	0%	0%	0%	0%

On August 19, the Company established the 2010 Share Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Corporation by providing directors, selected employees and consultants of the Corporation with the opportunity to acquire shares of Common Stock. The Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The plan has authorized 1,500,000 shares of Common Stock issuable pursuant to all Awards granted under the Plan. This plan will be amended to authorize enough additional shares to include the options of the PowerTec 2004 Share Incentive Plan.

9. RELATED PARTY TRANSACTIONS

See Note 8 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

See Notes 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of September 30, 2010 and December 30, 2009 includes approximately $331,000 and $140,000 of accounts payable for the consulting services of our Chief Financial Officer.

Accrued payroll as of September 30, 2010 and December 30, 2009 includes approximately $613,000 and $488,000 of accrued payroll liabilities to our Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $114,000 of back rent as of September 30, 2010. The Company is in the process of relocating to a smaller facility  Rental expense approximated $76,000 and $64,000 for nine months ended June, 2010 and 2009. Rental expense approximated $38,000 for each of the three month periods ended June, 2010 and 2009.

11. SUBSEQUENT EVENTS

There were no subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following analysis is of selected statement of operations data from our unaudited financial statements for the nine months ended September 30, 2010 and 2009.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Current Report on Form 10Q.

Revenues

Revenues decreased approximately $262,000, or 100%, from approximately $262,000 during the three months ended September 30, 2009, to $-0- during the three months ended September 30, 2010, due to our customer not ordering any meters due to a slowing in meter deployment by our customer as they slowly began to install meters with a component modification which they developed and accepted in late 2009.

Revenues decreased approximately $1.8 million, or 100%, from approximately $1.8 million during the nine months ended September 30, 2009, to $-0- during the nine months ended September 30, 2010, due to our customer not ordering any meters during this period due to a slowing in meter deployment by our customer as they slowly began to install meters with a component modification which they developed and accepted in late 2009.

Cost of Goods Sold

Cost of Goods Sold decreased approximately $198,000, or 100%, from approximately $198,000 during the nine months ended September  30, 2009, to $-0- during the nine months ended September 30, 2010 as we did not manufacture or sell any meters to customers during this period.

Cost of Goods Sold decreased approximately $1.0 million, or 100%, from approximately $1.0 million during the nine months ended September  30, 2009, to $-0- during the nine months ended September 30, 2010 as we did not manufacture or sell any meters to customers during this period.

Operating Expenses

Selling and Marketing

Selling and Marketing expense decreased approximately $25,000, or 85%, from approximately $30,000 during the three months ended September 30, 2009, to approximately $5,000 during the three months ended September 30, 2010 as we did not sell any meters to customers during this period. Selling and Marketing expenses in the three months ended September 30, 2009 consisted of approximately $30,000 in sales commissions. Selling and Marketing expenses in the three months ended September 30, 2010 consisted primarily of approximately $4,000 in sales related travel expenses. Selling and Marketing expense decreased approximately $219,000, or 100%, from approximately $224,000 during the nine months ended September 30, 2009, to $5,000 during the nine months ended September 30, 2010 as we did not sell any meters to customers during this period. Selling expenses in the nine months ended September 30, 2009 consisted of approximately $202,000 in sales commissions and approximately $22,000 of sales related travel expenses.

Research and Development Costs

Research and development costs decreased approximately $17,000, or 27%, from approximately $62,000 during the three months ended September 30, 2010, to approximately $45,000 during the three months ended September 30, 2010, due to an approximately $21,000 decrease in research related payroll expenses partially offset by an approximately $5,000 increase in stock compensation expense.

Research and development costs decreased approximately 144,000, or 51%, from approximately $280,000 during the nine months ended September 30, 2010, to approximately $91,000 during the nine months ended September 30, 2010, due to an approximately $136,000 decrease in research related payroll expenses partially offset by an approximately $12,000 increase in stock compensation expense.

General and Administrative

General and Administrative expenses increased approximately $108,000, or 86%, from approximately $126,000 the nine months ended September 30, 2009, to approximately $234,000 during the nine months ended September 30, 2010, due to increased expenses of approximately $264,000 for professional fees for legal, audit, financial consulting and tax services, partially offset by decreased expenses of approximately $44,000 for reduced executive payroll expenses during this period.

General and Administrative expenses increased approximately $264,000 or 41%, from approximately $642,000 for the nine months ended September 30, 2009, to approximately $906,000  during the nine months ended September 30, 2010, due to increased expenses of approximately $542,000 for professional fees for legal, audit, financial consulting and tax services, partially offset by decreased expenses of approximately $100,000 for reduced executive payroll expenses and approximately $85,000 of stock compensation expense for a consultant which was recognized 2009.

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

During the nine months ended September 30, 2010, net cash used in operating activities was approximately $128,212 primarily resulting from an operating loss of approximately $1,065,000 and partially offset by a decrease in prepaids of approximately $273,000 and an increase in accounts payable and accrued liabilities and payroll of approximately $546,000.

During the nine months ended September 30, 2009, net cash used in operating activities was approximately $49,000, primarily resulting from an operating loss of approximately $381,000, an approximately $205,000 increase in prepaids, a decrease in reserve upgrades of approximately $83,000 and a decrease in customer deposits of $118,000, partially offset by an increase in accounts payable and accrued liabilities of approximately $464,000.

During the nine months ended September 30, 2010, net cash provided by financing activities were approximately $128,000 primarily resulting from net proceeds from issuance of notes payable of approximately $75,000 and proceeds from stockholder loans of $51,000.  There was no cash provided by or used in financing activities during the nine months ended September 30, 2009.

Going Concern

Given our cash position, and our continuing operating losses, the Company will require a significant amount of funding to sustain its operations and satisfy its contractual obligations. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements presented do not include any adjustments related to the realization of the carrying value of the assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to secure financing in order to fund its operations and until it achieves profitability. Management believes that they will be successful in obtaining equity or debt financing which will enable the Company to continue its operations and to continue as a going concern.

We have not had profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Recent Accounting Standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard has been implemented in the Company’s financial statements for the six and nine month periods ended September 30, 2010 and 2009 and did not have a material impact on its financial position and its results of operations as the Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard has been reflected in the Company’s earnings per share calculation for the six and nine month periods ended September 30, 2010 and 2009 to reflect the 40 for one forward split of common shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective based on these criteria.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. The following is a summary of a legal proceeding to which we are a party at this time.

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of the property as well as past due rent in the amount of $126,189.11, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420.06 for each day that the Company remains in possession from November 1, 2010 through entry of judgment.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

On August 30, 2010, the Company issued 75,000 shares of its Common Stock to Wade Huettel.

On August 30, 2010, the Company issued 75,000 shares of its Common Stock to Luis Carrillo.

On September 29, 2010, the Company issued 12,500 shares of its restricted Common Stock to The Management AB.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

None

ITEM 5. OTHER INFORMATION.

On August 4, 2010, Paritz & Company, P.A. (“Paritz”) was appointed as the registered independent public accountant for the Company. On August 4, 2010, Kyle L. Tingle, CPA, LLC (“Tingle”), was dismissed as the registered independent public accountant for the Company. The decisions to appoint Paritz and to dismiss Tingle were approved by the Board of Directors of the Company on August 4, 2010.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation filed with the Delaware Secretary of State on April 18, 2006	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
3.01a	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 20, 2010	Incorporated by reference to our Form 8-K filed on May 28, 2010.
3.02	Bylaws	Incorporated by reference to our Registration Statement Form SB-2 filed with the SEC on March 19, 2007.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and the POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
16.01	Letter from Kyle L. Tingle, CPA, LLC to the SEC dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
31.01	CEO Certification Pursuant to Rule 13a-14 of the Exchange Act of 1934	Filed herewith.
31.02	CFO Certification Pursuant to Rule 13a-14 of the Exchange Act of 1934	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated: November 18, 2010

By:

/s/ Grant Jasmin

GRANT JASMIN

President and CEO