Form 10-K
period 2010-12-31
POWRTEC CORP
filed 2011-04-15
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

POWRTEC INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	333-141406	20-5478196
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1669 Hollenbeck Avenue, Suite 142

Sunnyvale, CA 94087

(Address of principal executive offices)

(408) 374-1900

(Registrant’s Telephone Number)

745 Camden Ave., Suite D

Campbell, CA 95008

(Former name or former address, if changed since last report)

Copy of all Communications to:

Carrillo, Huettel & Zouvas, LLP

3033 5th Avenue, Suite 400

San Diego, CA 92103

Phone: 619-546-6100

Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWT.OB.”

As of April 14, 2011, there were 100,162,540 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

		Page
	PART I

Item 1	Business	5
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	17
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[REMOVED AND RESERVED]

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	18
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	21
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A	Controls and Procedures	22
Item 9B	Other Information	23

	PART III

Item 10	Directors and Executive Officers and Corporate Governance	23
Item 11	Executive Compensation	25
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13	Certain Relationships and Related Transactions	28
Item 14	Principal Accountant Fees and Services	29

	PART IV

Item 15	Exhibits	30

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “POWT”, “we”, “us” and “our” are references to POWRtec International Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

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

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction, the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.  As a result of the Share Exchange Agreement, we began conducting our business through our wholly-owned subsidiary, POWRtec.

On May 20, 2010, we filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. As a result of the Amended and Restated Certificate of Incorporation we: (i) changed our name to “POWRtec International Corp.”; and, (ii) increased the aggregate number of authorized shares to 305,000,000 shares, consisting of  300,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

In addition to the name change, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 2,500,001 prior to the forward split to 100,000,040 following the forward split.

Overview

POWRtec is a California-based inventor, developer and producer of intelligent metering systems. The intelligent metering solutions from POWRtec provide clients with versatility in regards to options, functions and connectivity at a competitive cost. It is the vision of POWRtec to develop state of the art intelligent network-enabled metering solutions to meet the world demand in order to improve energy usage and profitability for its customers.

World energy consumption was 474 exajoules (474 x 1018 J) or 15.8 TW (1.580 x 1013 W) in 2008. Unfortunately, much of the world’s energy is wasted, often because of poor energy management. With its intelligent power meters, POWRtec aims to reduce world energy usage, and hence production. A reduced energy production is good for the environment as well as the economy, and it lessens the strain on limited resources. POWRtec intelligent meters allow utility companies and businesses alike to become more efficient by controlling their consumption of energy.

The past decade has shown a sharp increase in energy consumption around the world, and it has doubled in the past 30 years, and consumption grows at an increasing rate. When it comes to the production of power, there is one aspect that is extremely important to understand: It is not possible to quickly increase or decrease the production of electricity, and it is often dependant on factors beyond direct control. The very nature of the market and the lack of fluidity when it comes to increasing power production has led to very high price volatility at times of peak demand and supply shortages. With POWRtec’s networked intelligent metering solutions, utility companies can know the actual consumption at the individual household or business to calculate energy waste throughout the energy grid.

POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. The intelligent meters can employ a number of different connectivity modes, for instance GSM, ZigBee, GPRS, internet, etc. The Company will continue to develop meters for additional connectivity, as well as in regards to the data the meters can collect.

The market for POWRtec is first and foremost of a global nature. The buyers of POWRtec’s products are utility companies, governments and to a lesser extent businesses that want to save on their utility bill by using an intelligent metering solution.

POWRtec has already provided 180,000 meters to Denmark, and may soon provide an additional 50,000 meters. Also, POWRtec is trying to acquire orders in India and Norway for a substantial number of meters. POWRtec will continue to locate and approach new markets where there is a need for POWRtec’s intelligent metering solutions, and where there is a probability to gain a significant foothold in the market.

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

Although there is no single other producer of intelligent metering solutions identical to POWRtec’s networked intelligent meters, there are some near-competitors in the market space. Among these are ABB, Echelon, Landis+Gyr, Larsen & Tourbo and others. Nearly all of POWRtec’s competitors are very large organizations with significant overhead expenses. POWRtec, on the other hand, aims to have an organization, a Research and Development function and a Production workflow and capability that will ensure a scalability of operations. POWRtec’s cost-effective designs, low-cost manufacturing and low overhead allow it to offer smart meters at an attractively low price. More importantly, POWRtec’s relatively small size allows for customer-oriented services and modification and extensive customization to meet client needs. The meters are developed in the USA, and are produced in large numbers in China.

About POWRtec

POWRtec is a California-based inventor, developer and producer of intelligent metering systems. The intelligent metering solutions from POWRtec are more elegantly designed and provide clients with greater versatility compared to traditional metering solutions in regards to options, functions and connectivity at a competitive cost.

An intelligent meter is basically a highly advanced electricity meter that has a number of additional possibilities other than just measuring the electrical throughput at a given time or the total consumption over time. For instance, it may be able to provide the end-user and the utility company with a number of other data, as well as be able to remotely control appliances where that particular option has been built in.

POWRtec plans to provide intelligent metering solutions that continue to meet and exceed expectations of clients in some of the biggest markets around the world. POWRtec plans to deliver reliable and dependable solutions of the highest quality to all clients, big and small, domestic and international alike. POWRtec plans to provide international utility companies with load management solutions in order to reduce energy production needs, as well as provide end-users with ways to optimize their energy consumption in regards to usage and cost.

In this section, the strategic, tactical and operational goals will be outlined, as well as the elements necessary for reaching and surpassing said goals in a timely manner.

Mission

It is the mission of POWRtec to continually develop new and more advanced versions of its intelligent metering solutions to meet the increasing demand from clients all over the world. POWRtec will continue to develop and provide the world with intelligent single-phase and three-phase meters that will enable utility companies to continually gather data on an hourly or daily basis about power use, load, fluctuations, kilowatt hours etc. The intelligent power meters are network-enabled. Therefore, they are able to communicate with not only utility companies, but with network enabled home appliances such as air conditioners, washers/dryers, refrigerators, computers etc. As network capability becomes even more widespread in home appliances in the years to come, the merit of the meters will become even greater. This network connectivity will also allow the meters to provide significant information about the specifics of what the electricity has been used for.

World energy consumption was 474 exajoules (474 x 1018 J) or 15.8 TW (1.580 x 1013 W) in 2008. Unfortunately, much of the world’s energy is wasted, often because of poor energy management. Utility companies have to produce a surplus of energy in order to prevent brownouts or blackouts during periods of peak load. Although Utility companies often know that power consumption is higher or lower within a certain interval at specific times of the week or year, the fluctuations remain highly unpredictable. The total amount of electricity produced falls within a safe interval that allows for power peaks and troughs – this interval, however, has to be rather wide in order to tackle the fluctuations in consumption. Basically, the wider the interval is, the higher the risk of electricity being wasted.

With its intelligent power meters, POWRtec aims to reduce world energy usage. As the intelligent networked power meters are able to gather information about the specifics of the energy use at the particular household or business, this data can be used in order to much better plan energy production at the energy utility company. A reduced energy production surplus is good for the environment as well as the economy, and it lessens the strain on otherwise limited resources. POWRtec’s product helps improve industry performance while reducing environmental impact.

An intelligent networked electricity meter can also be of great benefit to the individual household or business. It can enable them to monitor energy consumption, allowing them to shift power usage to times of day when it is cheaper, or when the electricity is predominantly green. The meters can communicate directly with appliances (air conditioners, washers and dryers, water heaters, dishwashers, refrigerators, machinery – anything network enabled), relaying info about current energy consumption, total consumption, stand-by power etc. This cannot only lower energy cost to the individual user, but also at the same time change the individual’s behavior in regards to consumption of energy. POWRtec’s products can empower customers to make informed decisions about the distribution of energy.

In short, it is POWRtec’s mission to alter provider-side energy production as well as user-side energy consumption through the deployment of its networked intelligent metering solutions. As the electrical grid is upgraded from yesterday’s technologies, POWRtec provides tools to provide radical gains in energy efficiency, reliability and security using advanced information and communications technologies. The transformation of outmoded worldwide electricity infrastructures around energy efficiency, reliability, security, and reduced carbon emissions provides a large and growing market opportunity in the coming decades.

Objectives

On the tactical level, POWRtec has set the following main objectives for its next three years of operation – meeting these objectives are keys to the success of the Company:

1.

Locating and Developing Sales Areas - POWRtec already has some noteworthy clients who are going to install a significant number of meters. For instance, POWRtec has delivered approximately 180,000 meters to Denmark, and hopes soon to deliver the next 50,000 meters for installation. The Company believes the total customer base in Denmark is 1.2 million households.

POWRtec will continue to locate and approach new markets where there is a need for POWRtec’s intelligent metering solutions, and where there is a probability to gain a significant foothold in the market. POWRtec has already identified a number of markets as having great interest. India, for instance, is of great interest to POWRtec. A number of factors make India a very interesting and lucrative market: The sheer size of the market, and the growth of the market are major factors. India is rapidly rolling out electricity to more remote parts of the country, and its major cities are booming. India has been one of the quickest climbers on the development ladder in the recent decade.

Also, India suffers from electricity theft, and a solution to prevent this would be very welcome to the utility companies in India. POWRtec is developing a tamper-proof meter for just this purpose. POWRtec’s ability to sell this solution to the Indian market will be of major importance to the continued success of the Company.

In addition, POWRtec is actively pursuing market opportunities in the Nordic Countries, especially Norway. The Norwegian government has recently mandated that by 2016, 80% of all electricity meters in Norway must be replaced by smart meters. We believe our meters can meet at least part of the market need.

Other heavily populated areas of the world that are rapidly becoming more industrialized will also be the focus of POWRtec in the years to come, as well as selling the solution to eco-conscious countries in the Western hemisphere.

As there is a global need for networked intelligent metering solutions, POWRtec will continually widen and expand its customer base. POWRtec’s ability to do so will be one of the primary keys to success.

2.

Continued Development of Product, Adding Functions - POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. However, it will be of great importance for the continued success of the Company to stay ahead of the competition by continually meeting new demands and adding new functions that will benefit both end users as well as utility providers.

Already, POWRtec’s meters can come equipped with GSM and GPRS as well as infrared, Ethernet, or ZigBee. As new communication standards are launched almost every year, and as electricity meters can have a life span of 10, 20, 30 or even 40 years, it is very important to be able to continually upgrade the product lineup to include new communication protocols and interfaces. For instance, 3G and 4G as well as WIFI (802.11), WIMAX or Bluetooth could be implemented in the years to come, in addition to yet unknown communication protocols. Most of the protocols mentioned above can be installed in the current product lineup with little effort.

Also, electricity is different in different parts of the world, so the meters have to be able to work with different electricity setups, for instance 110V/240V/400V or 1-phase or 3-phase, different Amp loads etc. Already, POWRtec has developed one- and three-phase meters capable of the above-mentioned voltages.

Finally, the meters will have to be able to measure several different parameters according to the wishes of the clients. Already, the meters are able to measure extremely low loads, making it possible to bill even when the load is low. Other parameters or requirements may be essential to other clients.

To ensure POWRtec’s continued success, it will be extremely important to continually adapt and enhance its range of meters to meet client needs, making it possible to attract new clients with new needs.

3.

The Market - The market for POWRtec is first and foremost of a global nature. The buyers of POWRtec’s products are utility companies, governments and to a lesser extent businesses that want to save on their utility bill by using an intelligent metering solution. Due to safety and regulation, the utility companies will almost always be providing the meters. Therefore, it will be irrelevant to consider the end-user market space on its own; rather it will be an integral part of the utility company market space as the meters will most probably be delivered through the utility companies or through partners appointed by them.

The market is therefore two-faceted: There is the market for electricity, and the market for electricity meters – and the two are closely linked. Apart from the competitor analysis, it will be useful to consider the two markets as interrelated.

Also, it is important to realize that in the present economic climate, the energy market (production, brokering, delivery) is a sound business, attracting some of the world’s most important investors.

3.1.

About Power Supply and Demand - Despite the recent economic crisis, the need for energy continues to rise at a rapid rate over most of the world. And even though the past decade has seen many energy conserving products and advances such as energy conserving light bulbs, Energy Star rated products, cars with lower emissions etc., the increased industrial activity in areas such as China, India and Brazil has more than offset these reductions.

The total energy production has risen from 9.48 TW (948 x 1013 W) in 1980, over 11.7 TW in 2000 to 15.8 TW in 2008. The past decade has shown a sharp increase in the energy consumption around the world despite recent energy saving measures, and apart from leveling off in 2008-2009, the trend is foreseen to grow at the spiraling pre-recession pace in the years to come. The forecast for 2012 is for a global energy production of 19.98 TW. Energy need is in fact so high, that the use of heavily polluting coal has increased dramatically from 2002 onwards, despite a widespread reluctance to use coal for energy production due to its significant carbon drawbacks.

The following graph clearly indicates the trend for increased energy demand:

TW
6
5
4
3
2
1
0
'65
'70
'75
'80
'85
'90
'95
'00
'05
Oil
Coal
Gas
Nuclear
Hydro

Statistical Review of World Energy 2009, BP

Almost 85% of the energy produced around the world is non-renewable energy produced from fossil fuels. Many experts agree that despite discovery of new oil and gas wells as well as improved recovery methods, the reserves of oil, coal and gas are dwindling at an alarming rate.

Statistical Review of World Energy, 2009, BP

Although the world is shifting towards renewable energy such as wind power, geothermal power, solar power etc., the shift may not be quick enough nor big enough to prevent the power crunch that the world will experience within the next two decades. It is therefore essential to look at the power supply and demand in an entirely different way.

3.2.

Electricity 101 - When it comes to the production of power, there is one aspect that is extremely important to understand: It is not possible to quickly increase or decrease the production of electricity, and it is often dependant on factors beyond direct control. Production of electricity is a bit like a super tanker: It takes careful planning and a lot of foresight to change course. It is not simply a question of ramping up the production in times of greater need, or pulling back the throttle when demand dwindles.

As changes in energy production have to be planned hours or even days in advance, and brownouts or blackouts are simply not worth contemplating in a modern society, power plants will have to continually produce more power than is actually needed. The excess energy goes to ground and is wasted. In a world with diminishing resources, it would have a significant and positive impact on the resource drain if this overhead could be minimized without risking energy efficiency. So far, this hasn’t been possible. Utility companies have had to plan energy production according to statistics, knowledge of historical usage and educated guesswork. And power plants are built based on expected power needs in the years to come.

For instance, the consumption of power changes over the course of the day, as well as over the course of the months. In winter, much power is used for lighting, heating and in-door entertainment and in the summer for air-conditioners, fans, coolers etc.

Daily consumption of electrical power

Rates in %
Time of day
0
20
40
60
80
100
0
6
12
18
24
Pump power
Top power
Hard coal
Natural gas
Lignite coal
Nuclear power
Water power

Typical daily consumption of electrical power in Germany

Also, the very nature of the market and the lack of fluidity when it comes to increasing power production have led to a very high price volatility at times of peak demand and supply shortages. For example, price spikes frequently occur when some producers have plant outages or when some consumers are in a period of peak consumption. So far, the extra cost has been born by the electricity retailers, who have then sent the bill on to the end users after the fact, and spread the cost evenly over the users. Except in cases where there have been actual brownouts or blackouts, the end-users never knew that they were using electricity costing them perhaps twice the usual cost.

Until the advent of intelligent metering solutions such as POWRtec’s, there has been no credible way to relay this information to the end-user and in that way influence their consumption. Also, the utility companies have had no way of knowing exactly what the power was being used for – the utility companies could only guess why there would be sudden spikes or troughs in the energy consumption, giving them little possibility for actually planning production.

With POWRtec’s networked intelligent metering solutions, utility companies can know exactly what the energy is being used for, as well as know what the actual consumption is at the individual household or business, enabling them to calculate energy waste throughout the energy grid.

Basically, POWRtec’s solutions are exactly what the market needs in the present potential ecological crises arising from an ever-increasing use of fossil fuel reserves that are dwindling at the same time in order to meet a rapidly growing need for energy.

3.3.

Market Trends and Strategy - There are a number of worldwide market trends that are of interest when looking at the market for POWRtec’s solutions:

1.

Energy consumption continues to rise all over the world

2.

The energy production market is getting deregulated

3.

The energy production market is getting privatized

4.

There is a need for demand-side management

5.

The market is highly inefficient and fragmented

As concluded in the preceding section, energy consumption continues to rise at an alarming pace. Still more power plants are being constructed and put into service all over the world, especially in heavily populated emerging economies such as India. As more countries become developed and are going to build new factories, and electrification is rolled out to the common man, this trend is sure to continue. However, the players in the energy production market have changed radically in the past two decades.

Recently, there has been a clear trend towards deregulation of the energy markets all over the world. Chile was one of the first to deregulate the market in the early 1980s, and Argentina and other South American countries soon followed suit. In 1990, Great Britain privatized the UK Electricity Supply Industry. The process followed by the British was then used as a model or at least a catalyst for the deregulation of several other Commonwealth countries, notably Australia and New Zealand, and regional markets such as Alberta. However, in many of these other instances the market deregulation occurred without the widespread privatization that characterized the UK example.

Many states in the US have deregulated their energy markets in the past decade as well, broken up previous monopolies and tried to attract outside investors in an attempt to modernize the industry. Deregulation has often had that particular aim in mind; for instance, the deregulation in Argentina was to attract outside investors in order to repair and improve upon a crumbling power supply network.

In many parts of the world, the old government utility monopolies have been broken into smaller and publicly or semi-publicly held corporations in the past decade. The trend is toward privatization of the energy production business, which will make room for new and independent players.

While the energy production market has been heavily deregulated and privatized in the past decades, it has at the same time shown an unparalleled growth. The electricity industry has grown significantly in the past five years, and despite the recent recession and ensuing trough in demand, the spiraling energy demand in emerging markets will continue to push the market towards an even greater value.

	2006	2007	2012 (forecast)
Market Value	$1,166.6 billion	$1,465.9 billion	$2,641.2 billion
Consumption	13.22 TW	14.62 TW	19.98 TW

Source: Economy Watch 2007

Even though the forecasted value for 2012 originates from a pre-recession study, it may not be far off the mark. 2008 Production was 15.80 TW, not far from what could have been predicted using the numbers above. The global market value of the electricity industry indicated above includes the total value of electricity sold to industrial, commercial, residential and other end-users. From the figures above, it is clear that the electricity industry is truly gargantuan, and the numbers are simply breathtaking.

Still, the energy market is fragmented and very inefficient. This fragmentation gives companies such as POWRtec the possibility to navigate in a market that would otherwise have been prohibitively expensive to enter. POWRtec will of course exploit the market situation to drive a wedge between the players; those who sign a deal with POWRtec for its networked intelligent meters should increase their own efficacy, allowing them higher return on their multi-million dollar investments.

Finally, upward spiraling energy demand and hence need for increasing energy production in the face of dwindling oil reserves has made demand-side-management a necessity. Basically, demand-side management entails actions that influence the quantity or patterns of use of energy consumed by end users, such as actions targeting reduction of peak demand during periods when energy-supply systems are constrained. Peak demand management does not necessarily decrease total energy consumption but could be expected to reduce the need for investments in networks and/or power plants. POWRtec’s products are the tools needed to empower the end-users to meet the demands for controlling and managing their own energy consumption. As the need for Demand side Management is only going to grow in the decades to come, POWRtec is well positioned to take advantage of this trend.

3.4.

POWRtec Provides a Low-Cost Solution to the Energy Problem - The production cost of a power plant is staggering – it is often measured in several hundreds of millions of dollars. And before laying the foundation for the new power plant, years of engineering, planning, procuring and lobbying have taken place, costing the utility company additional tens or hundreds of millions of dollars in fees and salaries. Power plants are immensely complex structures, and they are vastly expensive to plan for, design and build.

Therefore, as opposed to the trend in the previous century where focus was on simply increasing power output by building more and bigger power plants, focus has moved to reducing the end-users’ consumption. There have been several advances in energy saving technologies, primarily in regards to lighting (energy saving light and lately LEDs), electric consumption of appliances, stand-by power, improved refrigeration as well as overall energy standards where all kinds of products are rated in order to encourage consumers and businesses to buy the most energy-efficient products.

So far, however, it has only been possible to influence the customers’ behavior in regards to the kinds of products they bought, but not the actual way they used them. Several campaigns all over the world have tried to shift consumer behavior towards a more environmentally friendly way, but often with little effect. As the individual customer’s behavioral changes are not immediately rewarded, it is still doubtful exactly how much effect the “promote green behavior” campaigns have actually had.

POWRtec’s networked intelligent meters, on the other hand, promote green behavior directly. Not only can the meter give the customer a direct feedback regarding his energy consumption, and he can adjust his actions accordingly, but the meter can also be used to directly control appliances so that they are turned on when energy is cheap or primarily renewable (wind, water, geothermal or photovoltaic), and turned off when energy is expensive and comes from polluting and diminishing sources (oil, coal, gas). The user can also allow the meter to shut off certain appliances in case of emergency, so that in case there’s an immediate risk for a brownout or blackout, non-vital machinery or lighting can be shut down to minimize load.

Having two-way communication with the intelligent meter also enables the user to remote control the electricity in his house, for instance, to turn on a water heater or an air conditioner so that it is turned on and operational when he gets home from work, rather than having to leave it on throughout the day.

As the POWRtec networked intelligent meters support a wide range of communication means and protocols, they will be able to be integrated and communicate with a very wide range of appliances. In the future, it will be possible to control almost any device or function that works by electrical means – for the benefit of the consumer, the environment and the economy.

3.5.

Competitors - Although there is no single other producer of intelligent metering solutions identical to POWRtec’s networked intelligent meters of the same type, there are some near-competitors in the market space:

ABB (Europe): ABB introduced it smart metering technology at the Hannover Fair 2009 for electronic domestic supply meters, combined with a data gateway. ABB has successfully integrated multiple standards-based advanced metering infrastructure (AMI) technologies with ABB’s own distribution automation and network management products. ABB has developed collaborations with a number of other companies including: Silver Spring, Elster, Sensus, Trilliant Incorporated and Itron.

Cooper Industries (USA): Cooper Power Systems engineers and manufactures medium- and high-voltage electrical equipment, components and systems that deliver electric power to homes, industries, businesses and institutions. It is also a leading provider of software, communications and integration solutions. Its Cannon power line carrier (PLC) advanced metering infrastructure (AMI) solution is being used in the Cowlitz PUD at Longview, Washington which will be its first large-scale deployment of the Cannon AMI solution.

Echelon (USA): Echelon provides the NES smart metering infrastructure solution which enables a scalable, integrated system of advanced electronic electricity meters accessed via a Web services based network operating system over a proprietary IP networking infrastructure. Echelon announced the shipment of its two millionth Networked Energy Services (NES) smart meter in March 2010.

Elster (Europe): Elster electricity meters are used for residential, commercial and industrial, and interchange metering applications. They support both Automated Meter Reading (AMR) and AMI systems. Elster electricity meters are designed with a standards based architecture which supports advanced communication solutions, metering automation systems, as well as demand response, home area network (HAN), and wide area network (WAN) applications.

General Electric Company (All Regions): GE offers meters, equipped with a variety of AMR modules, giving the utility a choice of GE meters compatible with its AMR system of choice. They also provide meter accessories in the form of modular systems.

Holley Group (Asia): Holley is a trans-regional and export-oriented group, which integrates with research, development, production and sales of electrical instruments. With its 30-year history of production in electricity meters and the capability to produce more than 30 kinds and 200 types of electricity meters for civil and industrial use, it has become the largest meter manufacturer in the world. Holley claims to be the biggest energy meter manufacturer in China.

ITRON (USA): Itron Inc. provides intelligent metering, data collection and utility software solutions, to optimize the delivery and use of energy and water. Their products include electricity, gas, water and heat meters, data collection and communication systems, including automated meter reading (AMR) and advanced metering infrastructure (AMI); meter data management and related software applications; as well as project management, installation, and consulting services. They have solutions for meter data management for distribution system design, and customized billing services. Itron North America generates the majority of its revenue in the United States and Canada. Itron International generates the majority of its revenue in Europe, and the balance primarily in South Africa, South America, and Asia/Pacific.

Landis+Gyr (Europe): Landis+Gyr Holdings AG provides smart metering, energy management solutions, and related services. Landis+Gyr offers products for protection in all the three segments of power systems - generation, transmission and distribution.

Larsen & Tourbo (India): L&T is India's largest manufacturer of electronic energy meters and protection relays. It is the largest supplier of very high-end electronic programmable Trivector Meters for industrial and power utilities. From the industrial segment, the metering solutions extend to domestic energy metering, with the availability of static Single-Phase and Three-Phase energy meters. In the international market, L&T meters have been exported to various countries across South East Asia, Middle East and Africa. L&T offers products for protection in all the three segments of power systems - generation, transmission and distribution.

Secure Meters (India): Secure Meters offers its SG Series as a family of single-element direct-connected smart meters with integral GSM/GPRS modem. They provide automatic meter reading (AMR) functionality. An internal load control switch and an additional relay output enable remote disconnection and reconnection as well as timed load control. SG Series meters support multi-rate time-of-use (TOU) and block tariffs, which can be remotely programmed. Reverse running and tamper detection facilities are also provided. An optional low-power radio (LPR) interface enables communication with an in-home display (IHD) or home energy controller (HEC).

Sensus(USA): Sensus manufactures its FlexNet system which fits into a utility’s operational and customer service plan, enabling communication with a range of endpoint devices. Sensus is a technology and communications company providing data collection and metering solutions for water, gas and electric utilities around the world. They have sold more than five million Sensus FlexNet™ communications system endpoints. The FlexNet Advanced Metering Infrastructure (AMI) solution is offered exclusively from Sensus. Its  iCon™ Meter provides an Integrated FlexNet™ AMI on display board, power outage and restoral notification, power quality reporting, time-of-use, kWh and kWAh energy measurements, demand metering, load profile, remote disconnect, and remote configuration and meter firmware downloads.

Of the companies above, some are independent developers and producers of electrical installation solutions, and some of them are fully or partially owned by utility companies. Some work with demand-side management; some work at optimizing the output-side.

Nearly all of the POWRtec’s competitors are very large organizations with significant overhead expenses. They typically offer products far beyond the metering space and they typically manufacture meters locally.  POWRtec’s cost-effective designs, low-cost manufacturing and low overhead allow it to offer smart meters at an attractively low price. More importantly, POWRtec’s relatively small size allow for customer-oriented services and modification and extensive customization to meet client needs. The meters are developed in the USA, and are produced inexpensively and in large numbers in China.

Virtually every electricity meter in the world will have to be replaced in the future by smart meters. POWRtec is an active player in this market and will be successful if it gains but a small share of the world market.

4.

Product Description - POWRtec’s intelligent meters provide great value to both end users as well as the utility companies rolling out the use of the meters in their network. In order to understand the versatility of the meters, as well as the potential benefits from using them, we will describe the intelligent meter solution that has been developed for and with the Danish energy company, DONG Energy.

4.1.

Product Overview - In the present political climate, where much focus has been put on global warming and the potential ecological crises arising from an ever-increasing use of fossil fuels to meet a rapidly growing need for energy, POWRtec’s intelligent metering solutions meet the needs of this emerging market.

The following description is of the existing solution for DONG Energy. The current products can easily be updated with additional communication protocols and features to address specific client needs. The system described below has been tailored to meet the needs of DONG Energy, a European utility company for which POWRtec has concluded a 20,000 unit pilot project. POWRtec has shipped an additional 160,000 meters of its 206,000 meter order for DONG Energy as a result of its meter being designed to DONG’s specific needs.

The DONG Smart Read System

DONG Smart Read meets the high standards of today”s market and has been developed in collaboration with a number of internationally recognized experts. Our vision is that Smart Read will become the communications center for electricity in the majority of homes and businesses all over the world.

Smart Read has been designed for cost-effectiveness in all phases: verification, storage, assembly, installation, reading, updating, trouble-shooting and dismantling. The system has also been constructed to live up to future requirements for registration of the quality of delivery at the customer. Smart Read can register and send an alarm if the voltage level varies or if the supply is interrupted.

At the same time, Smart Read can safely communicate with other types of equipment and thereby provide an economically realistic solution for automation in the home or office.

DONG Smart Read Advantages

Smart Read is simple and safe providing an extremely precise, cheap and flexible solution:

·

Cost-effective remote reading of electricity consumption

·

Simple and local wireless communication

·

Cost-efficiency in all phases: installation, reading, maintenance and dismantling

·

Programs can be updated via SMS

·

The number of sensors can easily be extended thanks to ZigBee wireless communication.

The Smart Read Meter

Smart Read comprises a class 1 3-phase electricity meter. The meter can easily be mounted in a DIN meter-mounting frame and on a DIN rail attachment. It can be supplied with a GSM/GPRS communications module, which includes an intelligent data logger. Communication is by SMS or via GPRS

Every Detail – Precisely

Smart Read can register meter readings at pre-selected time intervals, and automatically send the customer the data via SMS at the specified times.

The customer can read the current meter status via SMS. At the same time, the customer can obtain all registered voltage variations as well as the status of all the meter's functions. To ensure accuracy, the meter's time is adjusted automatically at every SMS message.

Smart Read can be equipped with a voltage circuit, which automatically sends an SMS if the voltage is lost on individual phases. If voltage is lost on all phases, the exact time is registered in an internal memory. If the voltage varies more than +6%/-10%, the amount and time of variance is also registered.

Flexible, easy to update and expand

Smart Read gives the utility customer remote access to a number of auxiliary functions – the utility customer can change all parameters, update programs in the data logger, and update troubleshooting functions. This ensures cost-effective operation.

In addition, a wireless communications module can provide the customer with a flexible solution. Via ZigBee, the customer can link up different service modules (including alarm and control switch).

4.2.

Research and Product Development - POWRtec will continually research new functionalities for its meters, and will continue to develop them further to accommodate new needs, communication protocols and purposes. Presently, the meters exist in single-phase and three-phase versions that can work with 110V, 240V or 400V and up to 80 Amps. Although these configurations cover most of the possible purposes, other configurations may be relevant at a later time.

POWRtec plans to develop a new single-phase meter optimized for the Indian market. The meter will be designed to be compatible with a number of communication protocols, which should allow it to address broader market opportunities.

POWRtec also plans to further improve its three-phase product offering to take advantage of recent improvements in silicon chip technology. The Company believes this will improve its market advantage while maintaining its low-cost advantage.

Other markets may have an interest in promoting certain kinds of electricity - if they for instance have ample wind- or hydropower at certain times of day or year, they may prefer to promote the use of this renewable source directly through their intelligent meters.

4.3.

Scalability of Operations - POWRtec aims to have an organization, a Research and Development function and a Production workflow and capability that will allow for scalability of operations.

By maintaining the research and development function in-house, POWRtec has complete control over the functions and capabilities to be included in the meters. Also, POWRtec can develop exactly the functions needed to address specific market demands when they occur. This will make the Company more nimble and agile in its operations than the competitors. Also, this will improve the Company’s success rate in regards to procuring new markets.

As POWRtec has outsourced the actual production to China, the meters can be built exactly to specification cheaply and quickly and in great numbers. The production facility is already in place and it can produce several millions of meters according to specification on demand. For instance, this production facility has already produced approximately 160,000 meters for the DONG installation.

Finally, the administrative core of POWRtec can and will remain relatively small – as the meters are not sold directly to end-users but through utility companies buying them in bulk, the administration needed is more or less the same for selling one meter as for selling 100,000. However, in order to procure certain markets, people with specific skills are needed. All activities not directly related to the core business will be outsourced to dedicated specialists when possible.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against us that could cause us to cease operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We own intellectual property rights including trademarks and patents which are encompassed in our proposed product line.

Through our wholly-owned subsidiary, POWRtec, we received registration for the following trademark:

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER OF RECORD	JURISDICTION
POWRtec	3560302	042	January 13, 2009	POWRtec	United States

Copyrights:

We own the copyright of all of the contents of our website, www.powrtec.com.

Through our wholly-owned subsidiary, POWRtec, we filed applications for the following Patents:

Patents:

TITLE	APP. NO	FILE DATE	JURISDICTION
Methods for Calibrating an Electric Meter	12436079	May 5, 2009	United States
Methods for Extrapolating an Energy Measurement	12436074	May 5, 2009	United States

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Employees

As of April 15, 2011, we have 3 full-time employees and 2 part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Government Regulation

Health and Safety

We are subject to numerous health and safety laws and regulations imposed by the governments controlling the jurisdictions in which we operate and by our clients and project financiers. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us.

Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC acts under Presidential national emergency powers, as well as authority granted by specific legislation, to impose controls on transactions and freeze assets under U.S. jurisdiction. Since the Company is a U.S. corporation, it is bound to the regulations of OFAC. Although we have never contracted nor made any effort to contract with countries which OFAC has identified as state sponsors of terrorism, the possibility exists that certain OFAC sanctioning methods could be employed against certain of our operations.

Environmental Regulation

The countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.powrtec.com, as soon as reasonably practicable after filing with the SEC. The information on our websites is not and should not be considered part of this Report and is not incorporated by reference in this document. The website is only intended to be inactive textual references.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate.

ITEM 3.      LEGAL PROCEEDINGS

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of our corporate office as well as past due rent in the amount of $126,189.11, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420.06 for each day that the Company remains in possession from November 1, 2010 through entry of judgment. Judgment has been entered in favor of Plaintiff for $139,000.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 18, 2008, originally traded under the symbol “SFCF.OB.” On January 27, 2011, we began trading under our current symbol of “POWT.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  These prices have been adjusted for the 40:1 stock split.

Bid
	High		Low
2009 Fiscal Year
First Quarter 1/1/09 to 3/31/09	$	Nil	$	Nil
Second Quarter 4/1/09 to 6/30/09	$	Nil	$	Nil
Third Quarter 7/1/09 to 9/30/09	$	Nil	$	Nil
Fourth Quarter 10/1/09 to 12/31/09	$	Nil	$	Nil
Bid
	High		Low
2010 Fiscal Year
First Quarter 1/1/10 to 3/31/10	$	Nil	$	Nil
Second Quarter 4/1/10 to 6/30/10	$	Nil	$	Nil
Third Quarter 7/1/10 to 9/30/10		$0.42		$0.40
Fourth Quarter 10/1/10 to 12/31/10		$0.50		$0.40

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission.  That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

As of December 31, 2010, an aggregate of 100,162,540 shares of our common stock were issued and outstanding and were owned by approximately 21 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On April 7, 2011, the Company accepted $49,000 from Laurag Associates S.A in exchange for 196,000 shares of the Company’s common stock, par value $0.001, at a price of $0.25 per share. The shares were issued in reliance on Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to an “”accredited investor.”

Re-Purchase of Equity Securities

None.

Dividends

On May 20, 2010, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from approximately 2,500,000 prior to the forward split to 100,000,000 following the forward split. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

In the future, declaration or payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The following analysis is of selected statement of operations data from our audited financial statements for the year ended December 31, 2010 and 2009.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues

Revenues decreased approximately $1.8 million, or 100%, from approximately $1.8 million during the year ended December 31, 2009, to $-0- during the year ended December 31, 2010, due to our customers not ordering any meters due to a slowing in meter deployment by our customer as they slowly began to install meters with a component modification which they developed and accepted in late 2009.

Cost of Goods Sold

Cost of Goods Sold decreased approximately $1.0 million or 100%, from approximately $1.0 million uring the year ended December 31, 2009, to $-0- during the year ended December 31, 2010, as we did not manufacture or sell any meters to customers during this period.

Operating Expenses

Selling and Marketing

Selling and Marketing expense decreased approximately $215,000, or 94%, from approximately $229,000 during the year ended December 31, 2009, to approximately $13,000 during the year ended December 31, 2010, as we did not sell any meters to customers during this period. Selling and Marketing expenses in the year ended December 31, 2009 consisted of approximately $202,000 in sales commissions. Selling and Marketing expenses in the year ended December 31, 2010 consisted primarily of approximately $13,000 in sales related travel expenses.

Research and Development Costs

Research and development costs increased approximately $582,000, or 176%, from approximately $331,000 during the year ended December 31, 2009, to approximately $913,000 during the year ended December 31, 2010, due to an increase of $726,000 in stock based compensation expense due to a remeasurement of approximately $708,000 to reflect the conversion of the Company’s stock options into the new stock plan at actual as opposed to estimated share price and $18,000 of recurring share based compensation expense to reflect new grants partially offset by  a decrease of approximately  $143,000 in research related payroll expenses.

General and Administrative

General and Administrative expenses increased approximately $1,190,994 or 156%, from approximately $763,000 during the year ended December 31, 2009, to approximately $1,954,000 during the year ended December 31, 2010, due to increased expenses of approximately $726,000 in stock based compensation expense due to a remeasurement expense of approximately $451,000 to reflect the conversion of the Company’s stock options into the new stock plan at actual as opposed to estimated pricingand a $539,000 remeasurement to reflect the impact of converting the directors warrants based on actual as opposed to estimated share price, $313,000 for professional fees for legal, audit, financial consulting and tax services, partially offset by decreased expenses of approximately $44,000 for reduced executive payroll expenses during this period.

Liquidity and Capital Resources

During the year ended December 31, 2010, net cash used in operating activities was approximately $128,000 primarily resulting from an operating loss of approximately $,2,905.000 and partially offset by a decrease in prepaids of approximately $276,000, an increase in accounts payable and accrued liabilities and payroll of approximately $645,000, non-cash legal expenses of approximately $63,000, and stock based compensation expense of approximately $55,000.

During the year ended December 31, 2009, net cash provided in operating activities was approximately $50,000, primarily resulting from an operating loss of approximately $559,000, an approximately $246,000 increase in prepaids, and a decrease in customer deposits of $118,000 partially offset by an increase in accounts payable and accrued liabilities of approximately $650,000, a decrease accounts receivable of approximately $93,000 and an increase in upgrade reserves of $55,000.

During the year ended December 31, 2010, net cash provided by financing activities was approximately $160,000 primarily resulting from net proceeds from issuance of notes payable of approximately $90,000 and proceeds from stockholder loans of $53,000.

During the year ended December 31, 2009, net cash provided by financing activities was approximately $1,000 primarily resulting from proceeds from stockholder loans of $1,000.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.6 million and has used cash in operations of approximately $3.0 million since inception. As of December 31, 2010, current liabilities exceeded current assets by $2,675,980 and total liabilities exceeded total assets by $2,662,726 These factors, among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 1 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

PowrTec International Corp.

Campbell, California

We have audited the accompanying consolidated balance sheets of PowrTec International Corp. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of PowrTec International Corp.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control for financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company=s control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowrTec International Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, as of December 31, 2010 the Company has negative working capital of $2,675,980 and a stockholders’ deficiency attributable to the company of $7,604,257.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Item 7.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

Hackensack, New Jersey

April 14, 2011

POWRTEC INTERNATIONAL CORP.*

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,272	$694
Prepaid expenses and other current assets	23,290	298,821
Total current assets	25,562	299,515
Property and equipment, net	—	3,797
Deposits and other non-current assets	13,255	13.255
Total assets	$38,817	$316,567
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$585,270	$371,769
Accrued payroll	1,644,198	1.306,808
Accrued liabilities	120.501	26.502
Customer deposits	122,740	122,740
Warranty reserve	55,000	55,000
Notes payable-related party	84,120	31,000
Notes payable, net	89,712	—
Total current liabilities	2,701,542	1,913,819
Stockholders’ deficiency:
Preferred stock, $0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized 100,162,540 and 98,000,000 shares issued and outstanding at December31, 2010 and December 31, 2009	100,163	98,000
Additional paid-in capital	4,841,369	3,003,638
Accumulated deficit	(7,604,257)	(4,698,890)
Total stockholders’ deficiency	(2,662,725)	(1,597,252)
Total liabilities and stockholders’ deficiency	$38,817	$316,567

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009

REVENUE	$-	$1,766,855

COST OF GOODS SOLD	-	1,002,262

GROSS PROFIT	-	764,592

OPERATING EXPENSES:
Selling and marketing	13,417	228,905
Research and development	912,906	330,791
General and administrative	1,954,472	763,478
TOTAL OPERATING EXPENSES	2,880,795	1,323,174

OPERATING LOSS	(2,880,795)	(558,582)

Interest expense	24,572	-

NET LOSS	$(2,905,367)	$(558,582)

Basic and diluted loss per share of common stock	$(0.03)	$(0.01)
Weighted average number of \common shares	99,325,025	98.000,000
Outstanding used in basic and diluted loss per share

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Operating activities:
Net loss	$(2,905,367)	$(558,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,797	15,896
Non-cash consulting expense	93,695	84,505
Non-cash research & development expense	708,388	—
Stock based compensation expense	1,020,162	36,968
Amortization of discount on notes payable	17,649
Changes in operating assets and liabilities
Accounts receivable	—	93,165
Prepaid expenses and other current assets	275,531	(246,395)
Accounts payable	213,502	249,914
Accrued liabilities	431,389	420,049
Reserve for upgrades	—	(83,151)
Warranty reserve	—	55,000
Customer deposits	—	(117,600)
Net cash used in(provided by) operating activities	(128,212)	50,231
Financing activities:
Proceeds from issuance of notes payable	99,712	—
Proceeds from stockholder loans	53,120	1,000
Net cash provided by financing activities	142,832	1,000
Net increase (decrease) in cash and cash equivalents	1,578	(49,231)
Cash and cash equivalents—beginning of period	694	49,925
Cash and cash equivalents—end of period	$2,272	$694
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

POWRtec CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE–JANUARY 2, 2004 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash	1,415,000	1,415	-	-	1,415
Stock based compensation	-	-	9	-	9
Net loss	-	-	-	(786,136)	(784,712)
BALANCE-DECEMBER 31, 2004	1,415,000	1,415	9	(786,136)	(784,712)

Issuance of common stock for $1.8 Million in cash and conversion of the $2 Million note payable and accrued interest net of $34,475 in issuance costs in February 2005	301,915	302	1,968,137	-	1,968,439
Stock based compensation	-	-	215	-	215
Net loss	-	-	-	(1,333,654)	(1,333,654)
BALANCE-DECEMBER 31, 2005	1,716,915	1,717	1,968,361	(2,119,790)	(149,712)

Issuance of common stock and warrants in exchange for $1.0 Million net of $67,285 in issuance costs	142,857	143	853,373	-	853,516
Issuance of warrants with common stock issuance	-	-	78,199	-	78,199
Stock based compensation	-	-	215	-	215
Net loss	-	-	-	(1,333,149)	(1,333,149)
BALANCE-DECEMBER 31, 2006	1,859,772	1,860	2,900,148	(3,452,939)	(550,931)

Issuance of warrants to consultant			33,427		33,427
Stock based compensation	-	-	7,554	-	7,554
Net loss	-	-	-	(718,268)	(718,268)
BALANCE-DECEMBER 31, 2007	1,859,772	1,860	2,941,129	(4,171,207)	(1,228,218)

Stock based compensation	-	-	37,176	-	37,176
Net income	-	-	-	30,899	30,899
BALANCE-DECEMBER 31, 2008	1,859,772	$1,860	$2,978,305	$(4,140,308)	$(1,160,143)

Issuance of options to consultant	-	-	84.505	-	84,505
Stock based compensation	-	-	36.969	-	39,969
Net income(loss)	-	-	-	(558,582)	(558,582)
BALANCE-DECEMBER 31, 2009	1,859,772	$1,860	$3,099,779	$(4,698,890)	$(1,597,252)

Conversion feature of bridge loans	-	-	17,636	-	17,636
Stock based compensation	-		1,754,007	-	1,754,007
Elimination of School4Chauffeurs equity and common stock in connection with reverse merger	98,140,268	98,140	(98,140)	-	0
Issuance of Stock for debt	12,500	13	5,238	-	5,251
Stock issued for services	150,000	150	62,849	-	62,999
Net loss	-	-	-	(2,905,367)	(2,905,367)
BALANCE-DECEMBER 31, 2010	100,012,540	$100,163	$4,841,369	$(7,604,257)	$(2,662,888)

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 & 2009

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.6 million and has used cash in operations of approximately $3.0 million since inception. As of December 31, 2010, current liabilities exceeded current assets by $2,675,980 and total liabilities exceeded total assets by $2,662,726 These factors, among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates were used for the valuation of the Company’s stock until the fourth quarter of 2010, as the Company’s stock was not trading until late 2010 and the valuation of equity and equity-linked instruments such as options and warrants using the Black-Scholes model.

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

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be five years. As of December 31, 2010 and December 31, 2009, the Company’s property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Computer hardware, software and equipment	$75,943	$75,943
Less accumulated depreciation	(75,943)	(72,146)
	$0	$3,797

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

Stock-based compensation

We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC in Staff Accounting Bulletin No, 107, “Share-Based

Payments”, and (“SAB 107”). The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.That cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments is estimated using the Black-Scholes model adjusted for the unique characteristics of those instruments.

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

	Year Ended
	December 31 2010	December 31, 2009
Basic and Diluted

Net loss allocable to common stockholders	$2,905	559

Basic and diluted loss per share allocable to common stockholders	$(0.03)	(0.01)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	99,325	98,000

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 8.0 million shares for the 12 month periods ended  December 31, 2010 and December 31, 2009, respectively

Revenue recognition

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

Recent accounting pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of December 31, 2010 and 2009, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

4. WARRANTY RESERVE

The Company has determined that replacement of certain components in its meters may be necessary and estimates the potential cost of this component replacement to be about $10 per meter and would not exceed $55,000 in total.  As of December 31, 2010 and 2009, warranty reserves were $50,000.

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. Since 2006 this officer has loaned the company an additional $13,000 in 2006, $14,000 in 2008, $1,000 in 2009, and $50,600 in the first nine months of 2010.  There was a remaining balance of approximately $84,000and $31,000 for these related party notes to this officer as of December 31, 2010 and 2009, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. NOTES PAYABLE

On July 1, 2010, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $50,000, at an interest rate of eight percent (8%) per annum, with advances available under the drawdown note in amounts of $25,000. The drawdown note can be prepaid upon five days notice, is payable on the one year anniversary of the note on July 1, 2011, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 75% of the average closing price of the Company’s common stock during the thirty days immediately preceding the conversion date. The Company requested $50,000 and received proceeds in the amount of $25,000 from the drawdown note on July 7, 2010 and additional proceeds of $25,000 on August 25, 2010. The conversion option was recorded as a discount on notes payable of $17,381 was valued using the Black- Scholes Method using a risk free rate of .053%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the one  year life of the of the drawdown note.  Interest expense of $7,243 was recorded in 2010 related to this conversion option. Additional interest expense of $1,683 was accrued as of December 31, 2010 related to the eight percent (8%) per annum payable under the drawdown note.

On July 9, 2010, the Company issued a subordinated promissory note (“subordinated note”) to an investor, in the principal amount of $25,000, at an interest rate of sixty percent (60%) per annum. The subordinated note is payable on the January 20, 2011 and is subordinate to all present and future borrowings of the Company, and includes additional consideration in the amount of 12,500 unregistered common shares. In the event the Company fails to repay principal and interest on or before January 9, 2011, the Company will issue shares of its unregistered common stock at the rate of $0.50 per share up to 65,000 shares if no cash payments have been made by January 9, 2011. The Company received proceeds in the amount of $25,000 from the subordinated note on July 9, 2010.  The conversion option was recorded as a discount on notes payable of $255 and was valued using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the half year life of the of the drawdown note.  Interest expense of $106 was recorded in 2010 related to this conversion option. Additional interest expense of $7,041 was accrued as of December 31, 2010 related to the sixty percent (60%) per annum payable under the drawdown note.  The 12,500 additional shares issued as additional consideration were valued at $5,249 using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.

On November 12, 2010, the Company issued an unsecured  promissory note (“unsecured note”) to an investor, in the principal amount of $25,000, at an interest rate of six percent (60%) per annum. The unsecured note is payable on the November 12, 2012 and is subordinate to all present and future borrowings of the Company.

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

Deferred tax assets:	December 31, 2010
Net operating loss carry forwards	$5,900,000
Less compensation accruals	(1,650,000)
Less valuation allowance	(4,425,000)
Net deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

On November 1, 2007, POWRtec had issued warrants to purchase 80,000 shares of its common stock to two members of its  Board of Directors at an exercise price of approximately $7.00 per share. The warrants were fully vested and exercisable upon issuance and expire five years from the date of warrant issuance. The stock price and exercise price were both $7 based on the $7 February 15, 2006 common share purchase price. The warrants were originally valued at  $153,481 using the Black- Scholes Method using a risk free rate of 4.25%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the five year life of the warrant. Stock-based compensation of $ 30,696 were recorded in both 2010 and 2009 related to these warrants. Management intends to re-issue the above as warrants to purchase 3.2 million shares at $0.175 per share in POWRtec International Corporation and accordingly has recorded a remeasurement of fair value as general and administrative expense in the amount of approximately $539,000 as of December 31, 2010 using the Black Scholes method to reflect remeasurement at the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following  the December 31,2010  remeasurement date as there was only limited trading in 2010. The remeasurement was done using a five year expected term, .42% interest rate and a 20.3 % volatility rate

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction, the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.

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

On August 30, 2010, the Company issued 150,000 shares of the Company’s Common Stock at $0.42 per share for legal services rendered to the Company. The 150,000 shares were expensed in the amount of $62,999 during the quarter ended September 30, 2010 as legal expense.

The Company has reserved shares of common and preferred stock for issuance at December 30, 2010, and December 31, 2009, as follows:

	December 31,	December 31,
	2010	2009
Common stock	300,000,000	300,000,000

Preferred stock	5,000,000	5,000,000

Stock Based Compensation

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  The options under this plan were cancelled and new options were reissued pursuant to a new 2010 Powrtec 2010 (the “New Plan”) incentive stock plan. A total of 185,000 options under the prior plan were cancelled and 6,600,000 option were reissued under the new plan with 5.2 million options at an option price of $.175 per share and 1.4 million shares at .00025 per share to reflect the post merger split of shares of forty for  one. This resulted in a remeasurement event to reflect the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following  the December 27,2010 reissuance of options. There was only limited trading in 2010.

The remeasurement resulted in additional stock based compensation of $1,160,000 which was recorded as research and development expense of $709,000 and general and administrative expense of $451,000 in the fourth quarter of 2010. The remeasurement was done using a one year expected term, .032% interest rate and a 20.3 % volatility rate.

Activity with respect to outstanding stock options under the new plan was as follows:

	Shares		Weighted
	Available	Number of	Average
	For	Options	Exercise
In thousands of shares	Grant	Outstanding	Price
BALANCE – DECEMBER 15, 2010	15,000	-	$-
Granted	(6,600)	6,600	0.14
Exercised	-	-	-
Cancelled	-	-	-
BALANCE – December 31, 2010	8,400	6,600	$0.14
Options exercisable as of:	-
December 31, 2009	-	-	-
December 31, 2010	5,571	-	-

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

During the year ended December 31, 2010 and 2009, the Company recorded $55,000 and $121,473 stock-based compensation expense, respectively, related to stock options and warrants granted to employees, directors and consultants.  For the years ended December 30, 2010 and 2009, the Company recorded stock based compensation for stock options in the amounts of $6,272 ,respectively,as general and administrative expenses and $ 18,486 and  $ -0-, respectively,  of research and development expense for the initial pre-conversion estimation of fair value based on the initial grant dates prior to conversion. An additional $ 451,000 and $ 709,000 was recorded for the year ended December 31, 2010 related to the aforementioned remeasurement of fair value as a result of the issuance of replacement options as a result of the share exchange transaction.

The following table illustrates the rates used for the Black Scholes calculation in 2009 and 2010:

	2009	2010
Risk-free interest rate	4.03%	4.03%
Expected life (in years)	2	2
Dividend yield	0%	0%
Volatility	20.03%	20.03%
Forfeiture rate	0%	0%

On August 19, 2010, the Company filed a 2010 Share Incentive Plan (the “Plan”) on Form S-8 with the SEC. The purpose of the Plan is to advance the interests of the Corporation by providing directors, selected employees and consultants of the Corporation with the opportunity to acquire shares of Common Stock for qualified services. The Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The plan has authorized 1,500,000 shares of Common Stock issuable pursuant to all Awards granted under the Plan.

On December 15, 2010, the Company established an additional share incentive plan the 2010 Share Incentive Plan (the “New Plan”). The purpose of the New Plan is to advance the interests of the Corporation by providing directors, selected employees and consultants of the Corporation with the opportunity to acquire shares of Common Stock. The Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all Awards granted under the Plan.  This New Plan is not registered under Form S-8, and the Company will not register thereunder.

9. RELATED PARTY TRANSACTIONS

See Note 8 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

See Notes 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of December 31, 2010 and December 31, 2009 includes approximately $346,000 and $140,000 of accounts payable for the consulting services of our Chief Financial Officer.

Accrued payroll as of December 31, 2010 and December 31, 2009 includes approximately $673,000 and $426,000 of accrued payroll liabilities to our Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $139,000 of back rent, legal, and court costs as of December 31, 2010 due to a judgment obtained by the former landlord for unpaid rent. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate. Rental expense approximated $150,000 and $153,000 for each of the years ending December 31, 2010 and 2009, respectively.

11. SUBSEQUENT EVENTS

On March 15, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Asher Enterprises, Inc., a Delaware corporation (“Asher”), for the issuance of an 8% convertible note in favor of Asher, in the aggregate principal amount of $35,000.00 (the “Note”). The Note is convertible into shares of common stock, par value $0.001 per share, of the Company.

The Note features two conversion rates (the “Conversion Rates”), as follows: i) a variable conversion rate based on the market price as of the date of the notice of conversion, and ii) a conversion rate based on the Company making a public announcement as further set forth in the Note. Both Conversion Rates are subject to the terms and conditions set forth in such Note. The Note is due and payable on or before December 17, 2011, and accrues interest at the rate of 8% per annum.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 4, 2010, Paritz & Company, P.A. (“Paritz”) was appointed as the Company’s registered independent public accountant. On August 4, 2010, Kyle L. Tingle, CPA, LLC (“Tingle”), was dismissed as the Company’s registered independent public accountant. The decisions to appoint Paritz and to dismiss Tingle were approved by the Board of Directors of the Company on August 4, 2010.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern, which was included in our accountant’s report on the financial statements for the past two years, Tingle's reports on the financial statements of the Company for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through Tingle's termination on August 4, 2010, Tingle disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through August 4, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Tingle's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2009, and 2008, and interim unaudited financial statements through August 4, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to August 4, 2010, the Company did not consult with Paritz regarding (1) the application of accounting principles to any specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Tingle and requested that Tingle furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request was filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K and is incorporated herein by reference.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer / chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and such positions with the Company held by them and the date they became a director or executive officer.

Name	Age	Position with the Company	Date of Appointment
Grant Jasmin	59	CEO, President, Secretary, and Director	April 16, 2010
Len Wood	55	CFO and Treasurer	May 14, 2010

Term of Office

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Grant Jasmin – Mr. Jasmin holds both an MBA and a Law degree and has over 25 years of experience as an executive and an attorney working with high-tech companies in Silicon Valley. He has been responsible for dozens of publicly registered and private stock and debt offerings. Mr. Jasmin was a founder of audiohighway.com, which traded on the NASDAQ Small Cap Market, where he served as the Chief Operating Officer and a Director. Audiohighway.com specialized in the delivery of audio content over the Internet. Prior to audiohighway.com Grant was engaged in full time law practice representing Companies and Underwriters as well as various investor groups. Grant was Founder, President and CEO of Advanced Logic Systems, a manufacturer of plug in peripherals for the Apple II computer. Mr. Jasmin was appointed as an officer and a member of the Company’s Board of Directors on account of his prior experience.

Len Wood - Mr. Wood was named Interim Chief Financial Officer in December 2008 and has been a consultant providing interim financial leadership to companies since 2003. From 1999-2001, Mr. Wood held several positions including Chief Financial Officer and Chief Operating Officer of VPNet, a privately held virtual private networking company, which was sold to Avaya Communications in 2001. In 1999, Mr. Wood served as Chief Financial Officer of Get Manufacturing which was sold to Jabil Circuit in 1999. From 1997 to 1999. Mr. Wood served as Corporate Controller of NetManage and CIDCO.  Prior to that, he had management roles at Raychem, Solectron, and Intel in the United States, Europe, and Asia. Mr. Wood obtained his CPA while working at Coopers & Lybrand, now PricewaterhouseCoopers, and holds a B.S. in Business Administration from Babson College. Mr. Wood was appointed as an officer on account of his prior experience.

Identification of Significant Employees

As of the date of this Report we have 3 full-time employees and 2 part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; o

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; o

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

Summary Compensation Table(2)

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grant Jasmin, CEO, President, Secretary & Director	2010	-0-(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	62,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Len Wood, CFO and Treasurer	2010	-0-	-0-	-0-	84,505	-0-	-0-	110,800(3)	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	32,500(4)	-0-
Jeffrey E. Jones (1), Former President, CEO, CFO, Secretary, Treasurer & Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On April 16, 2010, Jeffrey E. Jones resigned as the Company’s President, CEO, CFO, Secretary, Treasurer & Director.

(2)

Our President and CEO was paid approximately $62,000 and $-0- of his compensation in 2009 and 2010 respectively. Accrued payroll includes approximately $188,000 and $250,000 of his remaining unpaid compensation for each year as of December 31,2009 and 2010 respectively. His current salary is $250,000 per year.

(3)

This represents the consulting fees paid to Mr. Wood for his services rendered in 2009 to the company. There were an additional $140,000 of fees billed to the company for 2009 consulting services that have not been paid as of December 31,2010 and are included in accounts payable as of December 31,2009 and 2010.

(4)

This represents the consulting fees paid to Mr. Wood for his services rendered in 2010 to the company. There were an additional $$206,00 of fees billed to the company for 2010 consulting services that were not paid as of December 31,2010 and were included in accounts payable as of December 31,2010.

(5)

This represents the stock options granted to Mr Wood in January 15, 2009.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2010. This may not be accurate based on conversion of old options as issued in December 2011

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 100,162,540 issued and outstanding shares of common stock as of April 15, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Grant Jasmin 1378 Cordilleras Sunnyvale, CA 94087	15,055,600	15.03%
Common Stock	Len Wood 12351 Radoyka St. Saratoga, CA 95070	3,567,400(4)	3.57%
TOTAL All executive officers, directors as a group (2)		18,631,960	18.60%
Common Stock	NESA A/S (3) Nesa Alle 1 2820 Gentofte Denmark	10,822,640	10.81%
Common Stock	Sidoh Mal Air Products 745 Camden Ave, Ste D Campbell, CA 95008	5,377,000	5.37%
Common Stock	John Heibel 498 Glen Canyon Ct Santa Cruz, CA 95060	19,461,600	19.43%
TOTALS		54,293,200	54.21%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Applicable percentage of ownership is based on 100,162,540 shares of common stock outstanding on April 15, 2011. Our common stock is our only issued and outstanding class of securities eligible to vote.

(3)

Rene Vedoe, a resident of Denmark, has dispositive and voting power over the shares of NEAS A/S, DONG Energy is the beneficial owner of these shares.

(4)

Beneficial ownership consists of 376,400 shares on common stock and the vested portion of common stock options

Changes in Control

On April 16, 2010, Grant Jasmin acquired the majority of the issued and outstanding common stock of the Company from Jeffrey E. Jones per the terms of a common stock purchase agreement (the “Purchase Agreement”) between Mr. Jasmin and Mr. Jones. Pursuant to the terms of the Purchase Agreement, Mr. Jasmin acquired control of 1,700,000 shares of SFCF’s issued and outstanding common stock representing approximately 70% of the total shares issued and outstanding. The aggregate purchase price for the shares was $325,000. As a result of the Purchase Agreement, there has been a change in control of the Company, and Mr. Jasmin, is now our majority shareholder.

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction the POWRtec Shareholders now hold approximately 70% of our issued and outstanding common stock.  As a result of the Share Exchange Agreement, we began conducting our business through our wholly-owned subsidiary, POWRtec Corporation.

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 23, 2010, the Company registered one million five hundred thousand (1,500,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2010 Share Incentive Plan (the “Plan”), to advance the interests of the Company by providing qualified and eligible directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Grant Jasmin and Len Wood are not independent directors because they are executive officers of the Company.

Related Party Transactions

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. Since 2006 this officer has loaned the Company an additional $13,000 in 2006, $14,000 in 2008, $1,000 in 2009, and $53,000 in 2010.  There was a remaining balance of approximately $84,000 and $31,000 for these related party notes to this officer as of September 30, 2010 and 2009, respectively.  The officer has not made a formal demand for repayment of these notes payable.

Accrued payroll as of December 31, 2010 and December 30, 2009 includes approximately $673,000 and $426,000 of accrued payroll liabilities to our Chief Executive Officer.

Accounts payable as of December 31, 2010 and December 30, 2009 includes approximately $346.000 and $140,000 of accounts payable for the consulting services of our Chief Financial Officer.

Other than the foregoing transactions, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$7,355	$10,884
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,355	$10,884

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $7,355 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $10,884in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between POWRtec International Corp. and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between POWRtec International Corp. and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Securities Purchase Agreement between POWRtec International Corp. and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.05	Convertible Promissory Note between POWRtec International Corp. and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.06	Subscription Agreement between POWRtec International Corp. and Laurag Associates S.A. dated April 7, 2011.	Filed herewith.
14.01	Code of Ethics.	Filed with the SEC on September 13, 2007 as part of our Quarterly Report on Form 10QSB.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated:  April 15, 2011

/s/ Grant Jasmin

By: Grant Jasmin

Its: President and Chief Executive Officer

Dated:  April 15 2011

/s/ Len Wood

By: Len Wood

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2011

/s/ Grant Jasmin

Grant Jasmin, Director