Form 10-Q
period 2011-03-31
POWRTEC CORP
filed 2011-05-13
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-141406

POWRTEC INTERNATIONAL CORP.

 (Exact name of registrant as specified in its charter)

Delaware	20-5478196
(State of incorporation)	(I.R.S. Employer Identification No.)

1669 Hollenbeck Avenue, Suite 142

Sunnyvale, CA 94087

(Address of principal executive offices)

(408) 374-1900

(Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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

(Not required) Yes      . No      .

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

Yes      . No   X  .

As of May 13, 2011, there were 100,358,540 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "POWT" refers to POWRtec International Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$5,439	$2,272
Prepaid expenses and other current assets	22,615	23,290
Total current assets	28,054	25,562
Property and equipment, net	—	—
Deposits and other non-current assets	13,255	13,255
Total assets	$41,309	$38,817
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$605,270	$585,270
Accrued payroll	1,701,598	1,644,198
Accrued liabilities	106,908	120.502
Accrued interest	14,222	—
Customer deposits	122,740	122,740
Warranty reserve	55,000	55,000
Notes payable-related party	83,917	84,120
Notes payable, net	125,051	89,712
Total current liabilities	2,814,706	2,701,542
Stockholders’ deficiency:
Preferred stock, $0.001 par value 5,000,000 shares authorized 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized 100,162,540 shares issued and outstanding at March 31, 2011 and December 31, 2010	100,163	100,163
Additional paid-in capital	4,855,234	4,841,369
Accumulated deficit	(7,728,794)	(7,604,257)
Total stockholders’ deficiency	(2,773,397)	(2,662,725)
Total liabilities and stockholders’ deficiency	$41,309	$38,817

See accompanying notes to condensed consolidated financial statements

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	QUARTER ENDED MARCH 31,
	2011	2010

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling and marketing	-	356
Research and development	4,621	45,387
General and administrative	108,979	170,369
TOTAL OPERATING EXPENSES	113,600	216,112

OPERATING LOSS	(113,600)	(216,112)

Interest expense	10,937	-

NET LOSS	$(124,537)	$(216,112)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	100,162,540	98.000,000
outstanding used in basic and diluted loss per share

See accompanying notes to condensed consolidated financial statements

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
	2011	2010
Operating activities:
Net loss	$(124,357)	$(216,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3,797
Stock based compensation expense	13,864	13,864
Amortization of discount on notes payable	5,438	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	675	(26,138)
Accounts payable	20,000	64,760
Accrued liabilities	(4,892)	28,749
Accrued payroll	57,400	96,545
Accrued interest	5,522	—
Net cash used in operating activities	(26,530)	(34,536)
Financing activities:
Proceeds from issuance of notes payable	35,000	—
Issuance costs of notes payable	(5,100)	—
Proceeds (payments) stockholder loans	(203)	34,500
Net cash provided by financing activities	29,697	34,500
Net increase (decrease) in cash and cash equivalents	3,167	(36)
Cash and cash equivalents—beginning of period	2,272	622
Cash and cash equivalents—end of period	$5,439	$658
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

POWRTEC INTERNATIONAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. OVERVIEW

Basis of Presentation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The  consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 19, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.7 million and has used cash in operations of approximately $3.1 million since inception. As of March 31, 2011, current liabilities exceeded current assets by approximately $2,787,000 and total liabilities exceeded total assets by approximately $2,773,000. These factors, among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value common stock prior to the completion of the merger, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of March 31, 2011 and December 31, 2010, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

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

	Year Ended
	March 31 2011	March 31, 2010
Basic and Diluted

Net loss allocable to common stockholders	$(114)	(216)

Basic and diluted loss per share allocable to common stockholders	$(0.00)	(0.00)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	100,163	98,000

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive, were approximately 8.0 million shares for the 3 month periods ended  March 31, 2011 and 2010, respectively

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. Since 2006 this officer has loaned the company an additional $13,000 in 2006, $14,000 in 2008, $1,000 in 2009, and approximately $53,000 in 2010.  There was a remaining note payable balance of approximately $84,000 for these related party notes to this officer as of March 31, 2011 and December 31, 2010, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. NOTES PAYABLE

On July 1, 2010, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $50,000, at an interest rate of eight percent (8%) per annum, with advances available under the drawdown note in amounts of $25,000. The drawdown note can be prepaid upon five days notice, is payable on the one year anniversary of the note on July 1, 2011, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 75% of the average closing price of the Company’s common stock during the thirty days immediately preceding the conversion date. The Company requested $50,000 and received proceeds in the amount of $25,000 from the drawdown note on July 7, 2010 and additional proceeds of $25,000 on August 25, 2010. The conversion option was recorded as a discount on notes payable of $17,381 was valued using the Black- Scholes Method using a risk free rate of .053%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the one  year life of the of the drawdown note.  Interest expense of $5,070 and $7,243 was recorded in 2011 and 2010 related to this conversion option. Interest payable was  $2,694 and  $1,683 as of March 31, 2011 and December 31, 2010, respectively, related to the eight percent (8%) per annum payable under the drawdown note.

On July 9, 2010, the Company issued a subordinated promissory note (“subordinated note”) to an investor, in the principal amount of $25,000, at an interest rate of sixty percent (60%) per annum. The subordinated note is payable on the January 20, 2011 and is subordinate to all present and future borrowings of the Company, and includes additional consideration in the amount of 12,500 unregistered common shares. In the event the Company fails to repay principal and interest on or before January 9, 2011, the Company will issue shares of its unregistered common stock at the rate of $0.50 per share up to 65,000 shares if no cash payments have been made by January 9, 2011. The Company received proceeds in the amount of $25,000 from the subordinated note on July 9, 2010.  The conversion option was recorded as a discount on notes payable of $255 and was valued using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the half year life of the of the drawdown note.  Interest expense of approximately $100 was recorded in 2011 and 2010  related to this conversion option. Interest payable of  $10, 833 and $7,041 was accrued as of March 31, 2011 and December 31, 2010 related to the sixty percent (60%) per annum payable under the subordinated note.  The 12,500 additional shares issued as additional consideration were valued at $5,249 using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%. On January 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “First Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The First Extension extends the due date of the Note from January 9, 2011 to April 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same.

On November 12, 2010, the Company issued an unsecured  promissory note (“unsecured note”) to an investor, in the principal amount of $25,000, at an interest rate of six percent (6%) per annum. The unsecured note is payable on the November 12, 2012 and is subordinate to all present and future borrowings of the Company. Interest payable of  $571  was accrued as of March 31, 2011 related to the six percent (6%) per annum payable under the unsecured note.

On March 15, 2011, the Company entered into a Securities Purchase Agreement by and between the Company and Asher Enterprises, Inc., a Delaware corporation (“Asher”), for the issuance of an 8% convertible note in favor of Asher, in the aggregate principal amount of $35,000.00 (the “Convertible Note”). The convertible note  is convertible into shares of common stock, par value $0.001 per share, of the Company.The convertible note features two conversion rates (the “Conversion Rates”), as follows: i) a variable conversion rate based on the market price as of the date of the notice of conversion, and ii) a conversion rate based on the Company making a public announcement as further set forth in the Note. Both Conversion Rates are subject to the terms and conditions set forth in such Note. The Note is due and payable on or before December 17, 2011, and accrues interest at the rate of 8% per annum. The Company paid legal fees on behalf of Asher in the amount of $2,500 and a referral fee of $2,600 to an unrelated third party and recorded these fees as adiscount on notes payable in the amount of  $5,100. The Company recorded interest expense in the amount of $295 related to amortization of this discount in the quarter ended March 31, 2011. The Company recorded interest payable related to this note in the amount of approximately $100 as of March 31,2011.

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

Deferred tax assets:	March 31, 2011
Net operating loss carry forwards	$6.,000,000
Compensation accruals	(1,710,000)
Valuation allowance	(4,290,000)
Net deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at March 31, 2011, and December 31, 2010, as follows:

	March 31,	December 31,
	2011	2010
Common stock	300,000,000	300,000,000
Preferred stock	5,000,000	5,000,000

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

Activity with respect to outstanding stock options under the new plan was as follows:

	Shares		Weighted
	Available	Number of	Average
	For	Options	Exercise
In thousands of shares	Grant	Outstanding	Price
BALANCE – DECEMBER 31, 2010	8,400	6,600-	$0.14
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
BALANCE – MARCH 31, 2011	8,400	6,600	$0.14
Options exercisable as of:
March 31, 2010	3,617	-	-
March 31, 2011	5,917	-	-

During each of the quarters ended March  31, 2011 and 2010, the Company recorded $13,864 in stock-based compensation expense related to stock options and warrants granted to employees, directors and consultants.  For the each of  the quarters  ended March 31, 2011 and 2010, the Company recorded stock based compensation for stock options in the amounts of $1,568 as general and administrative expenses and $$4,622 as  research and development expense for the initial pre-conversion estimation of fair value based on the initial grant dates prior to conversion. An additional $ 451,000 and $ 709,000 was recorded for the year ended December 31, 2010  related to the aforementioned remeasurement of fair value for the issuance of replacement options as a result of  the share exchange transaction. No stock options have been granted in 2011.

9. RELATED PARTY TRANSACTIONS

See Note 8 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

See Notes 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of March 31, 2011 and December 31, 2010 includes approximately $366,000 and $346,000 of accounts payable for the consulting services rendered by our Chief Financial Officer.

Accrued payroll as of March 31, 2011 and December 31, 2010 includes approximately $735,000 and $673,000 of accrued payroll liabilities to our Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $139,000 of back rent, legal, and court costs as of December 31, 2010 due to a judgment obtained by the former landlord for unpaid rent. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. The Company had no rental expense in the quarter ended March 31, 2011 and  rental expense approximated $38,000 for the quarter ending March  31, 2010.

11. SUBSEQUENT EVENTS

On April 7, 2011, the Company entered into a Subscription Agreement with Laurag Associates S.A (“Laurag”), whereby Laurag purchased 196,000 shares of the Company’s common stock, par value $0.001, at a price of $0.25 per share, and in exchange, the Company received $49,000. The shares were issued in reliance on Section 4(2) of the Securities Act, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor.”

On April 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “Second Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The Second Extension extends the due date of the Note from January 9, 2011 to October 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same.

On April 12, 2011, the Company executed an Unsecured Promissory Note (the “Note”) to Koryak Investments (“Koryak”).  Under the terms of the Note, the Company has borrowed a total of $25,000.00 from Koryak, which accrues interest at an annual rate of 8% and is due on or before November 12, 2011.  The Note also contains customary events of default.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011	2010
Current Assets	$28,054	$25,562
Current Liabilities	$2,814,706	$2,701,542
Working Capital (Deficit)	$(2,786,652)	$(2,675,980)

Cash Flows

	March 31, 2011	March 31, 2010
Cash Flows from (used in) Operating Activities	$(26,530)	$(34,536)
Cash Flows from (used in) Financing Activities	$29,697	$34,500
Net Increase (decrease) in Cash During Period	$3,167	$(36)

Operating Revenues

The company had no revenues in the quarterly periods ending March 31, 2011 and 2010 as our customer had not ordering any meters due to a slowing in meter deployment by our customer since late 2009.

Operating Expenses and Net Loss

Selling and Marketing

Selling and Marketing expense decreased approximately $400 or 100%, from approximately $400 during the quarter ended March 31, 2010, to approximately $-0- during the quarter ended March 31, 2011 as we did not sell any meters to customers during this either period. Selling and Marketing expenses consist of sales commissions. There were no sales commissions or sales related travel as there were no sales during either period.

Research and Development Costs

Research and development costs increased approximately $41,000, or 90%, from approximately $45,000 during the quarter ended March 31, 2010, to approximately $5,000 during the quarter ended March 31, 2011, due to the reduction in research and development staff from permanent employees to minimal  part time activities in the first quarter of 2011.

General and Administrative

General and Administrative expenses decreased approximately $61,000 or 36%, from approximately $170,000 during the quarter ended March 31, 2010, to approximately $110,000 during the quarter ended March 31, 2011, due to decreased expenses of approximately $38,000 for rent and a $24,000 reduction in expenses for legal, audit, and financial consulting services during the period

Liquidity and Capital Resources

During the quarter ended March 31, 2011, net cash used in operating activities was approximately $27,000 primarily resulting from an operating loss of approximately $124,000 and partially offset by an increase in accounts payable and accrued liabilities and payroll of approximately $77,000, stock based compensation expense of approximately $14,000, and amortization of discounts on notes payable of approximately $5,400.

During the quarter ended March 31, 2010, net cash used in operating activities was approximately $35,000 primarily resulting from an operating loss of approximately $216,000, an increase in prepaids of approximately $26,000 partially offset by an increase of approximately accounts payable and accrued liabilities and payroll of approximately $189,000 and stock based compensation expense of approximately $14,000

During the quarter ended March 31, 2011, net cash provided by financing activities was approximately $30,000 primarily resulting from net proceeds from issuance of notes payable of approximately $30,000.

During the quarter ended March 31, 2010, net cash provided by financing activities was approximately $35,000 primarily resulting from proceeds from stockholder loans of approximately $35,000.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.7 million and has used cash in operations of approximately $3.1 million since inception. As of March 31, 2011, current liabilities exceeded current assets by approximately $2,787,000 and total liabilities exceeded total assets by approximately $2,773,000 These factors, among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of our corporate office as well as past due rent in the amount of $126,189.11, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420.06 for each day that the Company remained in possession from November 1, 2010 through entry of judgment. Judgment has been entered in favor of Plaintiff for $139,000.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “First Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The First Extension extends the due date of the Note from January 9, 2011 to April 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

On April 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “Second Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The Second Extension extends the due date of the Note from January 9, 2011 to October 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On December 1, 2010, the Company entered into an Advisory Board Agreement (the “Sagdin Advisory Agreement”) with Anders Sagadin (“Sagadin”). The Sagadin Advisory Agreement provides that Sagadin shall become a member of the Company’s Nordic Advisory Board for an initial term of one year, with automatic one-year renewal periods, in exchange for an aggregate issuance of 250,000 restricted shares of the Company’s common stock, issuable in 6 month intervals starting at the 6 month anniversary of the execution of the Sagadin Advisory Agreement.

On December 1, 2010, the Company entered into an Advisory Board Agreement (the “Rudlang Advisory Agreement”) with Anders Rudlang (“Rudlang”). The Rudlang Advisory Agreement provides that Rudlang shall become a member of the Company’s Nordic Advisory Board for an initial term of one year, with automatic one-year renewal periods, in exchange for an aggregate issuance of 250,000 restricted shares of the Company’s common stock, issuable in 6 month intervals starting at the 6 month anniversary of the execution of the Rudlang Advisory Agreement.

On April 12, 2011, the Company executed an Unsecured Promissory Note (the “Note”) to Koryak Investments (“Koryak”).  Under the terms of the Note, the Company has borrowed a total of $25,000.00 from Koryak, which accrues interest at an annual rate of 8% and is due on or before November 12, 2011.  The Note also contains customary events of default.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between POWRtec International Corp. and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between POWRtec International Corp. and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed herewith.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed herewith.
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed herewith.
10.07	Convertible Promissory Note between POWRtec International Corp. and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between POWRtec International Corp. and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between POWRtec International Corp. and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed herewith.
10.11	Unsecured Promissory Note between POWRtec International Corp. and Koryak Investments executed April 12, 2011	Filed herewith.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated:  May 13, 2011

/s/ Grant Jasmin

By: Grant Jasmin

Its: President & Chief Executive Officer

Dated:  May 13, 2011

/s/ Len Wood

By: Len Wood

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 13, 2011

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director