Form 10-Q
period 2011-06-30
POWRTEC CORP
filed 2011-08-22
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53299

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

Yes   X  . No      .

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

Yes      . No   X  .

As of August 2, 2011, there were 100,358,540 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Unaudited Condensed Balance Sheets	4

Unaudited Condensed Statements of Operations	5

Unaudited Condensed Statements of Cash Flows	6

Notes to the Unaudited Condensed Financial Statements	7

POWRTEC INTERNATIONAL CORP.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$20,934	$2,272
Prepaid expenses and other current assets	676	23,290
Total current assets	21,610	25,562

Deposits and other non current assets	-	13,255

Total assets	$21,610	$38,817

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$595,270	$585,270
Accrued liabilities	1,944,004	1,805,478
Customer deposits	122,740	122,740
Accrued interest	20,796	14,222

Notes payable
Notes due to related party	59,917	84,120
Term notes	25,000	25,000
Convertible notes, net of discounts	137,533	64,712

Total current liabilities	2,905,260	2,701,542

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,211,850 and 100,162,540 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	100,212	100,163
Additional paid-in capital	4,909,028	4,841,369
Accumulated deficit	(7,892,890)	(7,604,257)

Total stockholders' deficiency	(2,883,650)	(2,662,725)

Total liabilities and stockholders' deficiency	$21,610	$38,817

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months		Six months
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling and marketing	30,740	-	30,741	356
Research and development	25,885	45,276	35,507	90,663
General and administrative	98,415	503,124	201,631	673,493
Total operating expenses	155,040	548,400	267,879	764,512

Operating loss	(155,040)	(548,400)	(267,879)	(764,512)

Interest expense	9,056	-	20,754	-

Net loss	$(164,096)	$(548,400)	$(288,633)	$(764,512)

Basic and diluted loss per share of common stock	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding used in basic and diluted loss per share	101,329,155	99,054,966	101,376,933	98,533,344

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED STATEMENTS OFCASH FLOWS
(Unaudited)
	Six months
	June 30, 2011	June 30, 2010

Operating activities
Net loss	$(288,633)	$(764,512)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,797
Non cash consulting expense	-	9,243
Amortisation of discount on convertible notes	12,287	-
Stock based compensation expense	9,242	18,484
Interest accrued on notes	20,796	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	22,614	276,094
Other non current assets	13,255	-
Accounts payable	10,000	164,047
Accrued liabilities	124,304	193,090
Customer deposits	-	50,448
Net cash used in operating activities	(76,135)	(49,309)
Financing activities
(Repayment of) proceeds from shareholder loans	(24,203)	49,600
Proceeds from sale of convertible notes	70,000	-
Proceeds from sale of common stock	49,000	-
Net cash provided by financing activities	94,797	49,600

Net increase in cash and equivalents	18,662	291

Cash and cash equivalents at beginning of period	2,272	694
Cash and cash equivalents at end of period	$20,934	$985

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. OVERVIEW

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.9 million.  As of June 30, 2011, current liabilities exceeded current assets by approximately $2,787,000 and total liabilities exceeded total assets by approximately $2.9 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings which will be dilutive to current shareholders, or by selling its assets.

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

Use of Estimates

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of June 30, 2011 and December 31, 2010, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

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

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net loss allocable to common shareholders	$(164)	$(548)	$(289)	$(765)

Basic and diluted loss per share allocable to common stockholders	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	101,329	99,055	101,377	98,533

Outstanding common stock equivalents are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive in all periods.

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer for which $3,000 of this note is still outstanding. These notes are adjusted from time to time as the officer advances additional cash to meet urgent needs, and pay be repaid from time to time as and when cash availability allows. The note payable balance was $59,917 and $84,120 as of June 30, 2011 and December 31, 2010, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. NOTES PAYABLE

On July 1, 2010, the Company issued a drawdown convertible promissory note (“the drawdown note”) to an investor, in the principal amount of $50,000, at an interest rate of eight percent (8%) per annum, with advances available under the drawdown note in amounts of $25,000. The drawdown note can be prepaid upon five days notice, is payable on the one year anniversary of the note on July 1, 2011, and all or a portion of the principal and interest is convertible upon demand into fully paid and non-assessable shares of the Company’s common stock at 75% of the average closing price of the Company’s common stock during the thirty days immediately preceding the conversion date. The Company requested $50,000 and received proceeds in the amount of $25,000 from the drawdown note on July 7, 2010 and additional proceeds of $25,000 on August 25, 2010. The conversion option was recorded as a discount on notes payable of $17,381 was valued using the Black-Scholes Method using a risk free rate of .053%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the one year life of the of the drawdown note.  Interest expense of $11,904 and $0 was recorded in the six months ended June 30, 2011, and 2010, respectively, related to this conversion option. Interest payable was $3,655 and $1,683 as of June 30, 2011 and December 31, 2010, respectively, related to the eight percent (8%) per annum payable under the drawdown note.

On July 9, 2010, the Company issued a subordinated promissory note (“subordinated note”) to an investor, in the principal amount of $25,000, at an interest rate of sixty percent (60%) per annum. The subordinated note is payable on the January 20, 2011 and is subordinate to all present and future borrowings of the Company, and includes additional consideration in the amount of 12,500 unregistered common shares. In the event the Company fails to repay principal and interest on or before January 9, 2011, the Company will issue shares of its unregistered common stock at the rate of $0.50 per share up to 65,000 shares if no cash payments have been made by January 9, 2011. The Company received proceeds in the amount of $25,000 from the subordinated note on July 9, 2010.  The conversion option was recorded as a discount on notes payable of $255 and was valued using the Black-Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%.and expensed over the half year life of the of the drawdown note.   Interest payable of $14,630 and $7,041 was accrued as of June 30, 2011 and December 31, 2010 related to the sixty percent (60%) per annum payable under the subordinated note.  The 12,500 additional shares issued as additional consideration were valued at $5,249 using the Black- Scholes Method using a risk free rate of .062%, volatility rate of 21.05%, and a forfeiture rate of 0%. The Company has subsequently entered into a series of two extension agreements with the note holder to extend the term to November 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same.

On November 12, 2010, the Company issued an unsecured promissory note (“unsecured note”) to an investor, in the principal amount of $25,000, at an interest rate of six percent (6%) per annum. The unsecured note is payable on the November 12, 2012 and is subordinate to all present and future borrowings of the Company. Interest payable of $1,260 was accrued as of June 30, 2011 related to the eight percent (8%) per annum payable under the unsecured note.

On March 15, 2011, the Company entered into a Securities Purchase Agreement by and between the Company and Asher Enterprises, Inc., a Delaware corporation (“Asher”), for the issuance of an 8% convertible note in favor of Asher, in the aggregate principal amount of $35,000.00 (the “Convertible Note”). The convertible note is convertible into shares of common stock, par value $0.001 per share, of the Company.  The convertible note features two conversion rates (the “Conversion Rates”), as follows: i) a variable conversion rate based on the market price as of the date of the notice of conversion, and ii) a conversion rate based on the Company making a public announcement as further set forth in the Note. Both Conversion Rates are subject to the terms and conditions set forth in such Note. The Note is due and payable on or before December 17, 2011, and accrues interest at the rate of 8% per annum. The Company paid legal fees on behalf of Asher in the amount of $2,500 and a referral fee of $2,600 to an unrelated third party and recorded these fees as a discount on notes payable in the amount of $5,100. The Company recorded interest expense in the amount of $295 related to amortization of this discount in the quarter ended March 31, 2011. The Company recorded interest payable related to this note in the amount of approximately $100 as of March 31, 2011.

On May 5, 2011, the Company entered into a Securities Purchase Agreement by and between the Company and Asher Enterprises, Inc., a Delaware corporation (“Asher”), for the issuance of an 8% convertible note in favor of Asher, in the aggregate principal amount of $35,000.00 (the “Convertible Note”). The convertible note is convertible into shares of common stock, par value $0.001 per share, of the Company. The convertible note features two conversion rates (the “Conversion Rates”), as follows: i) a variable conversion rate based on the market price as of the date of the notice of conversion, and ii) a conversion rate based on the Company making a public announcement as further set forth in the Note. Both Conversion Rates are subject to the terms and conditions set forth in such Note. The Note is due and payable on or before February 9, 2012, and accrues interest at the rate of 8% per annum. The Company paid legal fees on behalf of Asher in the amount of $2,500 and a referral fee of $2,600 to an unrelated third party and recorded these fees as a discount on notes payable in the amount of $5,100. The Company recorded interest expense in the amount of $1,020 related to amortization of this discount in the quarter ended June 30, 2011. The Company recorded interest payable related to this note in the amount of $430 as of June 30, 2011.

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

June 30, 2011
Deferred tax assets:
Net operating loss carry forwards	$6,164,096
Compensation accruals	1,717,812
Valuation allowance	(7,881,908)
Net deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at June 30, 2011, and December 31, 2010, as follows:

	June 30,	December 31,
	2011	2010
Common stock	300,000,000	300,000,000
Preferred stock	5,000,000	5,000,000

On November 1, 2007, POWRtec had issued warrants to purchase 80,000 shares of its common stock to two members of its Board of Directors at an exercise price of approximately $7.00 per share. The warrants were fully vested and exercisable upon issuance and expire five years from the date of warrant issuance. The stock price and exercise price were both $7 based on the $7 February 15, 2006 common share purchase price. The warrants were originally valued at $153,481 using the Black-Scholes Method using a risk free rate of 4.25%, volatility rate of 21.05%, and a forfeiture rate of 0% and expensed over the five year life of the warrant. Stock-based compensation of $ 30,696 was recorded in both 2010 and 2009 related to these warrants. Management intends to re-issue the above as warrants to purchase 3.2 million shares at $0.175 per share in POWRtec International Corporation and accordingly has recorded a remeasurement of fair value as general and administrative expense in the amount of approximately $539,000 as of December 31, 2010 using the Black-Scholes method to reflect remeasurement at the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following  the December 31,2010 remeasurement date as there was only limited trading in 2010. The remeasurement was done using a five year expected term, .42% interest rate and a 20.3 % volatility rate

Stock Based Compensation

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  The options under this plan were cancelled and new options were reissued pursuant to a new 2010 Powrtec 2010 (the “New Plan”) incentive stock plan. A total of 185,000 options under the prior plan were cancelled and 6,600,000 options were reissued under the new plan with 5.2 million options at an option price of $.175 per share and 1.4 million shares at .00025 per share to reflect the post merger split of shares of forty-for-one. This resulted in a remeasurement event to reflect the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following  the December 27, 2010 reissuance of options. There was only limited trading in 2010.

The remeasurement resulted in additional stock based compensation of $1,160,000 which was recorded as research and development expense of $709,000 and general and administrative expense of $451,000 in the fourth quarter of 2010. The remeasurement was done using a one year expected term, .032% interest rate and a 20.3 % volatility rate.

Activity with respect to outstanding stock options under the new plan was as follows:

	Shares		Weighted
	Available	Number of	Average
	For	Options	Exercise
In thousands of shares	Grant	Outstanding	Price
BALANCE – December 31, 2010	8,400	6,600	$0.14
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
BALANCE – June 30, 2011	8,400	6,600	$0.14
Options exercisable as of:
December 31, 2010	5,571	-	-
June 30, 2011	6,492	-	-

During each of the six months ended June 30, 2011 and 2010, the Company recorded $9,242 and $18,484 respectively, in stock-based compensation expense related to stock options and warrants granted to employees, directors and consultants.   No stock options have been granted in 2011.

9. RELATED PARTY TRANSACTIONS

See Note 8 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

See Notes 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of June 30, 2011 and December 31, 2010 includes approximately $356,000 and $346,000 of accounts payable for the consulting services rendered by our former Chief Financial Officer.

Accrued payroll as of June 30, 2011 and December 31, 2010 includes approximately $798,000 and $673,000 of accrued payroll liabilities to our Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $139,000 of back rent, legal, and court costs as of December 31, 2010 due to a judgment obtained by the former landlord for unpaid rent. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. The Company had no rental expense in the three months or six months ended June 30, 2011.

11. SUBSEQUENT EVENTS

On July 21, 2011, the Company issued a convertible promissory note and received proceeds of $37,500. The note is due for repayment on or before April 25, 2012, carries interest at 8% and, at the option of holder, may be converted into common shares of the Company at any time after 180 days from the issuance date, at a conversion price based on 55% of the average of the lowest three closing bid prices during the ten trading days preceding the conversion date.

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

RESULTS OF OPERATIONS

Working Capital

Working Capital	June 30,	December 31,
	2011	2010
Current assets	21,610	25,562
Current liabilities	2,905,260	2,701,542
Working capital (deficit)	(2,883,650)	(2,675,980)

Cash Flows

Working Capital	June 30, 2011	December 31, 2010
Current assets	$21,610	$25,562
Current liabilities	2,905,260	2,701,542
Working Capital (deficit)	$(2,883,650)	$(2,675,980)

Cash Flows for the six months ended	June 30, 2011	June 30, 2010
Net cash used by operating activities	$(76,135)	$(49,309)
Net cash from financing activities	94,797	49,600
Net increase in cash	$18,662	$291

Operating Revenues

The Company had no revenues in the three month and six month periods ending June 30, 2011 and 2010 as our only customer has not ordered any meters since late 2009 due to a slowing in meter deployment.

Operating Expenses and Net Loss

Expenses for three months ended	June 30, 2011	June 30, 2010	Change $	Change %
Selling and marketing	$30,740	$-	$30,740	0.0%
Research and development	25,885	45,276	(19,391)	-42.8%
General and administrative	98,415	503,124	(404,709)	-80.4%
Total operating expenses	$155,040	$548,400	$(393,360)	-71.7%

Expenses for six months ended	June 30, 2011	June 30, 2010	Change $	Change %
Selling and marketing	$30,741	$356	$30,385	8535.1%
Research and development	35,507	90,663	(55,156)	-60.8%
General and administrative	201,631	673,493	(471,862)	-70.1%
Total operating expenses	$267,879	$764,512	(496,633)	-65.0%

Selling and marketing

Selling and marketing expenses increased by approximately $30,000 during the three months and six months ended June 30, 2011, compared to the corresponding prior year periods.  The Company has increased its travel expenses in attempts to engage new sales orders from its inactive customer.

Research and development

Research and development expenses decreased approximately $19,000 and $55,000 for the three and six month periods ending June 30, 2011 compared to the corresponding prior year periods.  The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $405,000 and $472,000 for the three and six month periods ending June 30, 2011 compared to the corresponding prior year periods.  The Company has reduced its general and administrative activities to minimize cash flow until it secures new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expenses relate to the notes issued by the Company to generate cash and pay for operating expenses. There were no notes outstanding during the periods ended June 30, 2010.

Liquidity and Capital Resources

During the six months ended June 30, 2011, approximately $76,000 of net cash was used in operating activities. This resulted from an operating loss of approximately $289,000, offset by a reduction in working capital of approximately $171,000 and non-cash expenses of $42,000. During the six months ended June 30, 2011 the Company generated approximately $95,000 from financing activities including $70,000 from the sale of convertible notes and $49,000 from the sale of common stock.

During the six months ended June 30, 2010, approximately $49,000 of net cash was used in operating activities. This resulted from an operating loss of approximately $765,000, offset by a reduction in working capital of approximately $684,000 and non-cash expenses of $32,000. During the six months ended June 30, 2010 the Company generated approximately $50,000 from financing activities as a result of the sale of common stock.

Quarterly Developments

None.

Subsequent Developments

On August 3, 2011, Len Wood resigned as the Company’s Chief Financial Officer.  His resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

On August 3, 2011, Simon Westbrook was appointed as the Company’s Chief Financial Officer.  On August 3, 2011, Mr. Westbrook accepted the appointment.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $7.9.  As of June 30, 2011, current liabilities exceeded current assets by approximately $2,787,000 and total liabilities exceeded total assets by approximately $2.9 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings which will be dilutive to current shareholders, or by selling its assets.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On March 15, 2011, the Company issued a convertible promissory note and received proceeds of $37,500. The note is due for repayment on or before December 17, 2011, carries interest at 8% and, at the option of holder, may be converted into common shares of the Company at any time after 180 days from the issuance date, at a conversion price based on 58% of the average of the lowest three closing bid prices during the ten trading days preceding the conversion date. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note

On April 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “Second Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The Second Extension extends the due date of the Note from January 9, 2011 to October 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

On May 5, 2011, the Company issued a convertible promissory note and received proceeds of $37,500. The note is due for repayment on or before February 9, 2012, carries interest at 8% and, at the option of holder,  may be converted into common shares of the Company at any time after 180 days from the issuance date, at a conversion price based on 55% of the average of the lowest three closing bid prices during the ten trading days preceding the conversion date. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

2.

Subsequent Issuances:

On July 26, 2011, the Company entered into that certain Securities Purchase Agreement by and between the Company and Asher for the issuance of an 8% convertible note in favor of Asher, in the aggregate principal amount of $37,500.00 (the “Note”). The Note is convertible into shares of common stock, par value $0.001 per share, of the Company.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated:  August 22, 2011

/s/ Grant Jasmin

By: Grant Jasmin

Its: President & Chief Executive Officer

Dated:  August 22, 2011

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 22, 2011

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director