Form 10-Q
period 2011-09-30
POWRTEC CORP
filed 2011-11-14
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(408) 374-1900

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X  No      .

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

As of November 10, 2011, there were 100,634,402 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

5

Unaudited Condensed Statements of Cash Flows

6

Notes to the Unaudited Condensed Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,942	$2,272
Prepaid expenses and other current assets	2,926	23,290
Total current assets	4,868	25,562

Deposits and other non current assets	-	13,255

Total assets	$4,868	$38,817

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,270	$585,270
Accrued liabilities	2,006,463	1,805,478
Customer deposits	122,740	122,740
Accrued interest	28,084	14,222
Derivative liability	57,567	-

Notes payable
Notes due to related party	46,917	84,120
Term notes	25,000	25,000
Convertible notes, net of discounts	150,574	64,712

Total current liabilities and liabilities	3,030,615	2,701,542

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,634,402 and 100,162,540 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	100,634	100,163
Additional paid-in capital	4,935,647	4,841,369
Accumulated deficit	(8,062,028)	(7,604,257)

Total stockholders' deficiency	(3,025,747)	(2,662,725)

Total liabilities and stockholders' deficiency	$4,868	$38,817

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months		Nine months
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling and marketing	-	4,661	-	5,017
Research and development	4,621	45,467	35,128	136,130
General and administrative	107,860	233,926	345,231	905,812
Total operating expenses	112,481	284,054	380,359	1,046,959

Operating loss	(112,481)	(284,054)	(380,359)	(1,046,959)

Interest expense	56,658	12,108	77,412	13,715

Net loss	$(169,139)	$(296,162)	$(457,771)	$(1,060,674)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding used in basic and diluted loss per share	100,404,517	100,047,594	100,302,459	99,045,517

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months
	September 30, 2011	September 30, 2010

Operating activities
Net loss	$(457,771)	$(1,064,674)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,797
Non cash consulting expense	-	62,999
Amortization of discount on convertible notes	8,461	5,504
Stock based compensation expense	15,228	41,590
Interest accrued on notes	28,084	-
Derivative liability	57,567	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	20,364	272,856
Other non current assets	13,255	-
Accounts payable	8,000	203,047
Accrued liabilities	186,763	342,699
Customer deposits	-	-

Net cash used in operating activities	(120,049)	(132,182)
Financing activities
(Repayment of) proceeds from shareholder loans	(37,203)	50,600
Proceeds from sale of convertible notes	107,500	77,039
Proceeds from sale of common stock	49,422	-

Net cash provided by financing activities	119,719	127,639

Net increase in cash and equivalents	(330)	(4,543)

Cash and cash equivalents at beginning of period	2,272	694
Cash and cash equivalents at end of period	$1,942	$(3,849)

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1. OVERVIEW

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.0 million.  As of September 30, 2011, current liabilities exceeded current assets by approximately $3.0 million and total liabilities exceeded total assets by approximately $3.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through extended credit from vendors and service providers, convertible debt or term debt, or equity financings which will be dilutive to current shareholders, or by selling its assets.

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of September 30, 2011 and December 31, 2010, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement.

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

	Three months		Nine months
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net loss allocable to common shareholders	$(169,139)	$(296,162)	$(457,771)	$(1,060,674)

Basic and diluted loss per share allocable to common shareholders	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares used to compute basic and diluted loss per share allocable to common shareholders	100,404,517	100,047,594	100,302,459	99,045,517

Outstanding common stock equivalents are excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive in all periods.

5. NOTES PAYABLE – RELATED PARTIES

In 2004, the Company entered into a series of unsecured noninterest bearing promissory notes with an officer of the Company. These notes are adjusted from time to time as the officer advances additional cash to meet urgent needs, and may be repaid from time to time as and when cash availability allows. The note payable balance was $46,917 and $84,120 as of September 30, 2011 and December 31, 2010, respectively.  The officer has not made a formal demand for repayment of these notes payable.

6. NOTES PAYABLE

Since July 1, 2010, the Company has raised working capital through the issuance of a series of short-term convertible promissory notes (the “Notes”), with maturity dates ranging from nine to twelve months. These Notes are convertible into shares of common stock on varying terms at the noteholders’ election or upon maturity and, accordingly, the Company recognizes a derivative liability in the conversion option in line with ASC 470-20. The liability is measured at the time of issuance or renewal, using the Black Scholes formula and an assumed risk free interest rate of 2.0%, and volatility of 50%.  The value of the derivative liability is carried as a credit while an offsetting amount is recognized as a discount to the principal value of the Notes and is amortized on a straight-line basis over the term of the Notes. The Company regularly reviews the carrying value of the derivative liability and adjusts to market value as required. When a note is extinguished through repayment or conversion, the related derivative liability is cancelled and posted as a credit to additional paid-in capital. The Notes, which are unsecured, are subject to interest at rates ranging from 8% pa to 60% pa which is accrued and subject to conversion along with the principal amounts of the Notes.  As at September 30, 2011 three of the Notes had reached maturity and were extended by the respective noteholders for additional six month terms.

Summary of convertible notes at September 30, 2011
Issuance date	Maturity date, incl rollovers*		Interest rate pa	Conversion terms	Principal amount	Net discount	Net value of notes	Interest accrued
7-Jul-10	7-May012	*	8.00%	75% of the avg of closing price in 30 trading days preceding conversion	$ 25,000	$ 3,841	$ 21,159	$ 2,466
25-Aug-10	25-Feb-12	*	8.00%	75% of the avg of closing price in 30 trading days preceding conversion	25,000	5,741	19,259	18,411
9-Jul-10	9-Apr-12	*	60.00%	Convertible into 65,000 shares at $0.50 p/s for principal & interest if not paid when due	25,000	-	25,000	2,197
15-Mar-11	17-Dec-11		8.00%	58% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	35,000	4,082	30,918	1,527
5-Mar-11	9-Feb-12		8.00%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	35,000	5,292	29,708	1,135
21-Jul-11	25-Apr-12		8.00%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	37,500	12,970	24,530	584

				Total	$ 182,500	$ 31,926	$ 150,574	$ 26,319

Interest and debt amortization expense for the nine months ended September 30, 2011 and 2010 was $77,412 and $13,715, respectively.

The Company also has an unsecured term note for $25,000 due November 12, 2011. The interest rate on this note is 8% pa and $1,764 was accrued as at September 30, 2011.

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

September 30, 2011
Deferred tax assets:
Net operating loss carry forwards	$(8,062,028)
add back compensation accruals	1,776,252
(6,285,776)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,363,452
Valuation allowance	(2,363,452)
Deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has authorized shares of common and preferred stock for issuance at September 30, 2011, and December 31, 2010, as follows:

	September 30,	December 31,
	2011	2010
Common stock	300,000,000	300,000,000
Preferred stock	5,000,000	5,000,000

.

The Company has granted warrants to two members of its Board of Directors to purchase 3.2 million shares at $0.175 per share and, using a Black Scholes model has determined the value of this non-cash compensation which will be amortized over the five year life of the warrants. The warrant compensation expense for the nine months ended September 30, 2011 and September 30, 2010 was $23,022 in both periods.

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock were reserved for issuance to employees, management and consultants of the Company.  The options under this plan were cancelled and new options were reissued pursuant to a new 2010 Powrtec Stock Incentive Plan (the “New Plan”).

Activity with respect to outstanding stock options under the New Plan was as follows:

2010 Incentive Stock Option Plan	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2010	6,600,000	$0.00025 to $0.175
Granted	-
Exercised	-
Cancelled	(600,000)
Options outstanding at September 30, 2011	6,000,000	$0.00025 to $0.175

Stock Option Pool	Number of shares
Options authorized	10,000,000
Issued	6,600,000
Cancelled	(600,000)
Exercised	-
Available	4,000,000

During each of the nine months ended September 30, 2011 and 2010, the Company recorded $34,412 and $29,131 respectively, in stock-based compensation expense related to stock options and warrants granted to employees, directors and consultants.   No stock options have been granted in 2011.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

See Note 8 for a description of the stock sale agreements entered into between the Company and certain officers, individuals, and customers.

Accounts payable as of September 30, 2011 and December 31, 2010 includes approximately $354,000 and $346,000 of accounts payable for the consulting services rendered by our former Chief Financial Officer.

Accrued liabilities includes approximately $13,000 for consulting services rendered by our new Chief Financial Officer.

Accrued payroll as of September 30, 2011 and December 31, 2010 includes approximately $860,000 and $673,000 of accrued payroll liabilities to our Chief Executive Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $139,000 of back rent, legal, and court costs as of December 31, 2010 due to a judgment obtained by the former landlord for unpaid rent. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. The Company had no rental expense in the three months or nine months ended September 30, 2011.

11. SUBSEQUENT EVENTS

On November 2, 2011 and November 3, 2011, the Company repaid two of the convertible notes, one for the balance of $27,000 and the other for $35,000.

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

RESULTS OF OPERATIONS

Working Capital

Working Capital	September 30, 2011	December 31, 2010
Current assets	$4,868	$25,562
Current liabilities	3,030,615	2,701,542
Working capital (deficit)	$(3,025,747)	$(2,675,980)

Cash Flows

Cash Flows for the nine months ended	September 30, 2011	September 30, 2010
Net cash used by operating activities	$(120,049)	$(132,182)
Net cash from financing activities	119,719	127,639
Net increase in cash	$(330)	$(4,543)

Operating Revenues

The Company had no revenues in the three month and nine month periods ending September 30, 2011 and 2010 as our only customer has not ordered any meters since late 2009 due to a slowing in meter deployment.

Operating Expenses and Net Loss

Expenses for three months ended	September 30, 2011	September 30, 2010	Change $	Change %
Selling and marketing	$-	$4,661	$(4,661)	-100.0%
Research and development	4,621	45,467	(40,846)	-89.8%
General and administrative	107,860	233,926	(126,066)	-53.9%
Total operating expenses	$112,481	$284,054	$(171,573)	-60.4%

Expenses for nine months ended	September 30, 2011	September 30, 2010	Change $	Change %
Selling and marketing	$-	$5,017	$(5,017)	-100.0%
Research and development	35,128	136,130	(101,002)	-74.2%
General and administrative	345,231	905,812	(560,581)	-61.9%
Total operating expenses	$380,359	$1,046,959	$(666,600)	-63.7%

Selling and marketing

Selling and marketing activities have been very limited in all periods due to lack of resources and a focus on a single major customer.

Research and development

Research and development expenses decreased approximately $40,000 and $101,000, respectively, for the three and nine month periods ending September 30, 2011 compared to the corresponding prior year periods.  The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $126,000 and $561,000, respectively, for the three and nine month periods ending September 30, 2011 compared to the corresponding prior year periods.  The Company has reduced its general and administrative activities to minimize cash flow until it secures new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Notes payable increased from $64,712, net, at December 31, 2010 to $150,574, net at September 30, 2011. As a result, interest expense including amortization of debt discount increased from $12,108 to $56,658 for the three months ended September 30, 2010 and 2011,  and from $13,715 to $77,412 for the nine months ended September 30, 2010 and 2011, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, approximately $120,000 of net cash was used in operating activities. This resulted from an operating loss of approximately $458,000, offset by a reduction in working capital of approximately $228,000 and non-cash expenses of $109,000. During the nine months ended September 30, 2011 the Company generated approximately $120,000 from financing activities including $107,500 from the sale of convertible notes and $49,000 from the sale of common stock.

During the nine months ended September 30, 2010, approximately $132,000 of net cash was used in operating activities. This resulted from an operating loss of approximately $1,064,000, offset by a reduction in working capital of approximately $819,000, and non-cash expenses of $114,000. During the nine months ended September 30, 2010 the Company generated approximately $128,000 from financing activities as a result of the sale of $77,000 of convertible notes and $51,000 from a shareholder loan.

Quarterly Developments

On August 3, 2011, Len Wood resigned as the Company’s Chief Financial Officer.  His resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

On August 3, 2011, Simon Westbrook was appointed as the Company’s Chief Financial Officer.  On August 3, 2011, Mr. Westbrook accepted the appointment.

On August 22, 2011, Henrik Rouf was appointed as a member of the Company’s Nordic Advisory Board.

Subsequent Developments

None.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.0 million.  As of September 30, 2011, current liabilities exceeded current assets by approximately $3.0 million and total liabilities exceeded total assets by approximately $3.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2012 or later, it will most likely be required to raise these additional funds through extended credit from vendors and service providers, convertible debt, debt or equity financings which will be dilutive to current shareholders, or by selling its assets.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On March 15, 2011, the Company issued a convertible promissory note and received proceeds of $35,000. The note is due for repayment on or before December 17, 2011, carries interest at 8% and, at the option of holder, may be converted into common shares of the Company at any time after 180 days from the issuance date, at a conversion price based on 58% of the average of the lowest three closing bid prices during the ten trading days preceding the conversion date. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note

On April 9, 2011, the Company entered into an Agreement to Extend Term of Promissory Note (the “Second Extension”) with the Management AB to extend the terms of that certain Promissory Note entered into between the Company and the Management AB dated July 9, 2010 (the “Note”). The Second Extension extends the due date of the Note from January 9, 2011 to October 9, 2011. Other than the foregoing, the terms and conditions of the Note remain the same. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

On May 5, 2011, the Company issued a convertible promissory note and received proceeds of $35,000. The note is due for repayment on or before February 9, 2012, carries interest at 8% and, at the option of holder,  may be converted into common shares of the Company at any time after 180 days from the issuance date, at a conversion price based on 55% of the average of the lowest three closing bid prices during the ten trading days preceding the conversion date. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of the Note.

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

None.

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

Dated:  November 10, 2011

/s/ Grant Jasmin

By: Grant Jasmin

Its: President & Chief Executive Officer

Dated:  November 10, 2011

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 10, 2011

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director