Form 10-K
period 2011-12-31
POWRTEC CORP
filed 2012-03-30
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

POWRTEC INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	000-53299	20-5478196
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1669 Hollenbeck Avenue, Suite 142

Sunnyvale, CA 94087

(Address of principal executive offices)

(408) 374-1900

(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  X . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2011 was $6,247,624 based upon the price ($0.12) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWT.OB.”

As of March 27, 2012, there were 102,780,377 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction, the POWRtec Shareholders held approximately 70% of our then issued and outstanding common stock.

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

In addition to the name change, the Company's Board of Directors approved a forward split of the issued and outstanding common shares, whereby every one old share of common stock was exchanged for 40 new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 2,500,001 prior to the forward split to 100,000,040 following the forward split. On January 28, 2011, we changed our symbol from SFCF.OB to POWT.OB in accordance with the Company’s name change.

On August 3, 2011, Len Wood resigned as the Company’s Chief Financial Officer.  His resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise. On August 3, 2011, Simon Westbrook was appointed as the Company’s Chief Financial Officer.  On August 3, 2011, Mr. Westbrook accepted the appointment.

Overview

POWRtec is a California-based inventor, developer and producer of intelligent metering systems for use by utility companies, governments and to a lesser extent businesses, at competitive prices. An intelligent meter is basically a highly advanced electricity meter that has a number of additional possibilities other than just measuring the electrical throughput at a given time or the total consumption over time. For instance, it may be able to provide the end-user and the utility company with a number of other data, as well as be able to remotely control appliances where that particular option has been built in.

Recent world trends in energy supply and consumption have drawn attention to the challenges of meeting supply at economic prices.

Much of this attention is focused on finding new and alternate sources of supply, and mitigating usage through applied technology and energy conservation. Because electricity cannot be stored, the significant day to day, hour to hour, and minute to minute variations in peak and off-peak demand require enough infrastructure to balance supply and demand at all times. As a result, much of this generating capacity will be idle for significant amounts of time creating significant volatility in pricing and under-utilized capital investment.

POWRtec addresses this problem by using its intelligent metering systems to improve the efficiency, and thereby lower the cost of the energy generation and supply infrastructure through remote management and control using GSM, ZigBee, GPRS, or internet networks.  By using POWRtec’s networked intelligent metering solutions, utility companies can monitor actual consumption at individual premises and as necessary, adjust delivery to balance supply and demand. The Company will continue its efforts to develop a range of meters providing connectivity and management solutions for a wide range of applications

POWRtec products address a global market with 180,000 meters already delivered into Denmark in 2009 and 2010 and a further 50,000 meters ordered for delivery in 2012.  POWRtec is also working on opportunities in Norway as well as India. The market for intelligent meters is influenced among other things by energy shortages, volatile prices, deregulation, and privatization.

Although there is no single other producer of intelligent metering solutions identical to POWRtec’s networked intelligent meters, there are some near-competitors in the market space. Among these are ABB, Echelon, Landis+Gyr, Larsen & Tourbo and others. Nearly all of POWRtec’s competitors are very large organizations with significant overhead expenses. POWRtec, on the other hand, aims to have an organization, a Research and Development function and a Production workflow and capability that will ensure a scalability of operations. POWRtec’s cost-effective designs, low-cost manufacturing and low overhead allow it to offer smart meters at an attractively low price. More importantly, POWRtec’s relatively small size allows for customer-oriented services and modification and extensive customization to meet client needs. The meters are developed in the USA, and are manufactured in China.

Mission

POWRtec develops and markets intelligent single-phase and three-phase meters to enable utility companies to gather real-time data on individual power use, load, and fluctuations, and communicate with network enabled home appliances such as air conditioners, washers/dryers, refrigerators, and other appliances to manage power deliveries and optimize against pre agreed contractual delivery options and incremental cost and supply constraints

Continued Development of Product, Adding Functions - POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. However, it will be of great importance for the continued success of the Company to stay ahead of the competition by continually meeting new demands and adding new functions that will benefit both end users as well as utility providers. POWRtec’s meters can come equipped with GSM and GPRS as well as infrared, Ethernet, or ZigBee and as markets develop the Company intends to consider other communications protocols as well.

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

The Market - POWRtec is targeting the utility company market since they control and manage the specification, installation, and service of meters. The Company promotes its products to this channel through a limited network of corporate industry contacts.

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

Scalability of Operations - POWRtec aims to have an organization, a Research and Development function and a Production workflow and capability that will allow for scalability of operations. By maintaining the research and development function in-house, POWRtec has complete control over the functions and capabilities to be included in the meters thereby enabling POWRtec to develop exactly the functions needed to address specific market demands when they occur.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We own intellectual property rights including trademarks and two patents which are encompassed in our current and proposed product line. We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Employees

As of March 27, 2012, we have 1 full-time and 3 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate or have any lease commitments.

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

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since August 18, 2008, originally traded under the symbol “SFCF.OB.” On January 28, 2011, we began trading under our current symbol of “POWT.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  These prices have been adjusted for the 40:1 stock split.

	Bid
	High	Low
Year ended December 31, 2010
First Quarter 1/1/2010 to 3/31/2010	$-	$-
Second Quarter 4/1/2010 to 6/30/2010	$-	$-
Third Quarter 7/1/2010 to 9/30/2010	$0.42	$0.40
Fourth Quarter 10/1/2010 to 12/31/2010	$0.50	$0.40
	Bid
	High	Low
Year ended December 31, 2011
First Quarter 1/1/2011 to 3/31/2011	$0.50	$0.12
Second Quarter 4/1/2011 to 6/30/2011	$0.29	$0.11
Third Quarter 7/1/2011 to 9/30/2011	$0.20	$0.05
Fourth Quarter 10/1/2011 to 12/31/2011	$0.13	$0.04

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

Record Holders

As of December 31, 2011, an aggregate of 100,634,402 shares of our common stock were issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None, other than as previously reported.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

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

Results of Operations

The following analysis is of selected statement of operations data from our audited financial statements for the year ended December 31, 2011 and 2010.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues, Cost of Revenues and Gross Margin

The Company had has received no orders and made no shipments since the completion of an order from its single customer in Denmark in 2009, and consequently there is no revenue, no cost of revenue, and no gross profit in either year. While the Company is using its best efforts to secure more orders either from its former customer, or from new customers, it has been limited by lack of cash, limited manpower, and lack of resources to travel, attend trade shows and otherwise explore new sales opportunities. In January 2012, the Company announced an additional order for approximately 50,000 more meters from its previous customer, to be shipped in 2012, and subject to financing the production and distribution of these meters, anticipates revenue in the year ending December 31, 2012.

Operating Expenses

Selling and Marketing

Selling and Marketing expense increased approximately $35,000, or 250%, from approximately $13,000 during the year ended December 31, 2010, to approximately $48,000 during the year ended December 31, 2011. Our expenses were constrained by lack of cash and consisted principally of travel expenses associated with presentations to potential customers

Research and Development Costs

Research and development costs decreased approximately $870,000, or 96%, from approximately $913,000 during the year ended December 31, 2010, to approximately $40,000 during the year ended December 31, 2011.  R&D expenses are very limited due to lack of cash, and are principally non-cash compensation expense related to options and warrants granted to employees and consultant working on engineering design and development assignments. Included in R&D expense for 2010 was $708,000 in one-time stock based compensation expense resulting from a re-measurement and re-pricing of stock options granted under the Company’s Incentive Stock option Plan.

General and Administrative

General and Administrative expenses decreased approximately $1.5 million or 99%, from approximately $1,954,000 during the year ended December 31, 2010, to approximately $412,000 during the year ended December 31, 2011.  The G&A expense for the year ended December 31, 2010 included significant one-time expenses related to non-cash charges for re-measurement and re-pricing of warrants and options of approximately $451,000 and $539,000, respectively, and $313,000 for professional fees for legal, audit, financial consulting and tax services in connection with the reverse merger in May 2010.  The G&A expense for the year ended December 31, 2011 includes approximately $250,000 for executive compensation that was accrued but not paid.

Liquidity and Capital Resources

During the year ended December 31, 2011, approximately $168,000 of net cash was used in operating activities, primarily resulting from an operating loss of approximately $658,000 and partially offset by approximately $283,000 in accrued liabilities and $79,000 in non-cash stock based compensation expense.  The Company funded operations by raising a net of approximately $167,000 in financing activities including approximately $153,000 from the sale of convertible notes, net of repayments, and $49,000 from the sale of common stock.

During the year ended December 31, 2010, approximately $141,000 of net cash was used in operating activities, primarily resulting from an operating loss of approximately $2,905,000 partially offset by approximately $1,822,000 in non-cash compensation expense related to re-measurement and re-pricing of options and warrants in 2010.  The Company funded its operations by raising approximately $53,000 from stockholder loans, and $100,000 from the issuance of convertible notes.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.3 million and has cash of only $554. As of December 31, 2011, current liabilities exceeded current assets by approximately $3,127,000 and total liabilities exceeded total assets by $3,127,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective on January 1, 2011. The Company does not expect the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, became effective on January 1, 2011. The Company does not expect the provisions to have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

PowrTec International Corp.

Campbell, California

We have audited the accompanying consolidated balance sheets of PowrTec International Corp. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of PowrTec International Corp.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control for financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowrTec International Corp. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, as of December 31, 2011 the Company has negative working capital of $3,126,977 and a stockholders’ deficiency attributable to the company of $8,262,274.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Item 7.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

Hackensack, New Jersey

March 27, 2012

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$554	$2,272
Prepaid expenses and other current assets	-	23,290
Total current assets	554	25,562

Deposits and other non current assets	-	13,255

Total assets	$554	$38,817

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,270	$585,270
Accrued liabilities	2,103,073	1,805,478
Customer deposits	122,740	122,740
Accrued interest	35,608	14,222
Derivative liability	20,959	-

Notes payable
Notes due to related party	48,617	84,120
Term notes	25,000	25,000
Convertible notes, net of discounts	178,264	64,712

Total current liabilities and liabilities	3,127,531	2,701,542

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,634,402 and 100,162,540 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	100,634	100,163
Additional paid-in capital	5,034,663	4,841,369
Accumulated deficit	(8,262,274)	(7,604,257)

Total stockholders' deficiency	(3,126,977)	(2,662,725)

Total liabilities and stockholders' deficiency	$554	$38,817

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2011	December 31, 2010

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling and marketing	47,873	13,417
Research and development	39,749	912,906
General and administrative	411,862	1,954,472
Total operating expenses	499,484	2,880,795

Operating loss	(499,484)	(2,880,795)

Interest expense	158,533	24,572

Net loss	$(658,017)	$(2,905,367)

Basic and diluted loss per share of common stock	$(0.01)	$(0.03)

Weighted average number of common shares outstanding used in basic and diluted loss per share	100,344,788	99,325,025

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2011	December 31, 2010

Operating activities
Net loss	$(658,017)	$(2,905,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	3,797
Amortization of discount on convertible notes	47,058	17,649
Stock based compensation expense	78,992	1,822,245
Interest accrued on notes	35,608	-
Changes in operating assets and liabilities
Prepaid expenses	23,290	275,531
Other non current assets	13,255	-
Accounts payable	8,000	213,502
Accrued liabilities	283,373	431,389

Net cash used in operating activities	(168,441)	(141,254)
Financing activities
(Repayment of) proceeds from shareholder loans	(35,503)	53,120
Proceeds from sale of convertible notes	153,080	99,712
Proceeds from sale of common stock	49,146	-

Net cash provided by financing activities	166,723	152,832

Net increase (decrease) in cash and equivalents	(1,718)	11,578

Cash and cash equivalents at beginning of period	2,272	(9,306)
Cash and cash equivalents at end of period	$554	$2,272

Supplemental disclosures of cash flow information
Cash paid for interest	$45,580	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

Consolidated Statements of Shareholders Equity and Accumulated Deficit

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Capital	Deficit	Total

Balance December 31, 2009	1,859,772	$1,995	$3,099,779	$(4,698,890)	$(1,597,116)

Discount on convertible notes	-	-	17,636	-	17,636
Stock based compensation	-	-	1,754,007	-	1,754,007
Elimination of School4Chauffers equity and common stock in connection with reverse merger	98,140,268	98,140	(98,140)	-	-
Issuance of stock for settlement of debt	12,500	13	5,238	-	5,251
Issuance of stock for services	150,000	15	62,849	-	62,864
Net loss for year ended December 31, 2010	-	-	-	(2,905,367)	(2,905,367)
Balance December 31, 2010	100,162,540	$100,163	$4,841,369	$(7,604,257)	$(2,662,725)

Revaluation of derivative liability, net	-	-	38,773	-	38,773
Stock based compensation expense	-	-	78,992	-	78,992
Sale of common stock to Laurag Associates	196,000	195	48,805	-	49,000
Conversion of note into common shares	275,862	276	26,724	-	27,000
Net loss for year ended December 31, 2011	-	-	-	(658,017)	(658,017)

Balance December 31, 2011	100,634,402	$100,634	$5,034,663	$(8,262,274)	$(3,126,977)

The accompanying notes are an integral part of these financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 & 2010

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.3 million and has a cash balance of only $554. As of December 31, 2011, current liabilities exceeded current assets by $3,127,000 and total liabilities exceeded total assets by $3,127,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be five years. As of December 31, 2011 and December 31, 2010, the Company’s property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Computer hardware, software and equipment	$75,493	$75,493
less Accumulated depreciation	(75,493)	(75,493)
	$-	$-

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through December 31, 2011, there have been no such impairment losses.

Research and development costs

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of expense of research and development staff, materials and supplies for prototype meter development, and the cost of certain contractors involved in the development process.

Stock-based compensation

We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, using appropriate assumptions on volatility, expected term, and risk-free rate for the expected term of the option. The resulting compensation expense is recognized over the period during which an employee is required to provide service in exchange for the option grant. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The Company from time to time issues common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value at date of grant using the Black-Scholes model.  Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

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

	Year ended
	December 31, 2011	December 31, 2010

Net loss allocable to common shareholders	$(658,017)	$(2,905,367)

Basis and diluted loss per share allocable to common stockholders	$(0.01)	$(0.03)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	100,344,788	99,325,025

The fully-diluted earnings per share is not reported where the result would be anti-dilutive.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment.  As of December 31, 2011 and 2010, customer deposits were $122,740. There are approximately 40,000 units remaining to be shipped under this deposit arrangement, although at December 31, 2011, there were no open orders for shipment.

4. WARRANTY RESERVE

The Company has determined that replacement of certain components in its meters may be necessary and estimates the potential cost of this component replacement to be about $10 per meter and would not exceed $55,000 in total.  As of December 31, 2011 and 2010, warranty reserves were $50,000.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time,  subject to availability of cash.  The net balance outstanding under these notes was $48,617 and $84,120 at December 31, 2011 and December 31, 2010, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

Summary of convertible notes at December 31, 2011

Date of Loan	Date of maturity		Annual interest rate	Conversion terms	Balance start of year	Issued in year	Converted in year	Repaid in year	Balance end of year
July 7, 2010	July 7, 2011	*	8.0%	75% of the avg of closing price in 30 trading days preceding conversion	$ 50,000	$ -	$ -	$ -	$50,000
July 9, 2010	April 9, 2011	*	60.0%	Convertible into 65,000 shares at $0.50 p/s for principal & interest if not paid when due	25,000	-	-	-	25,000
March 15, 2011	December 17, 2011	*	8.0%	58% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	-	35,000	(8,000)	(27,000)	-
May 5, 2011	February 9, 2012		8.0%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	-	35,000	-	(35,000)	-
July 21, 2011	April 25, 2012		8.0%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date	-	37,500	-	-	37,500
November 2, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06	-	45,000	-	-	45,000
November 3, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06	-	62,580	-	-	62,580

				Total	$ 75,000	$ 215,080	$ (8,000)	$ (62,000)	$ 220,080

* Note rolled over on for additional terms.

As at December 31, 2011 and 2011, the Company had accrued $35,608 and $14,222 of interest on the notes, which will be paid, or converted into common stock on maturity.  During 2011, the Company paid $45,580 in interest and prepayment penalties on two notes that were repaid in November, 2011. Based on the share price of $.04 at December 31, 2011, the Company would require 4,460,792 shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $86,483 and $15,522 during the years ended December 31, 2011 and 2010, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2011 and 2010, the Company amortized $49,905 and $910, respectively, as debt discount expense. At December 31, 2011, the Company valued the derivative liability and determined that the carrying value was in excess of the market value by $71,672 and, accordingly, reduced the derivative liability by this amount, with an offset to Additional paid-in capital.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% pa and interest expense of $2,268 was accrued as at December 31, 2011.

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

December 31, 2011
Deferred tax assets:
Net operating loss carry forwards	$(8,262,274)
add back compensation accruals	1,838,652
(6,423,622)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,415,282
Valuation allowance	(2,415,282)
Deferred tax asset	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at December 30, 2011, and December 31, 2010, as follows:

	December 31, 2011	December 31, 2010
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

Stock Based Compensation

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  On December 15, 2010, the Company established an additional share incentive plan,  the 2010 Share Incentive Plan (the “New Plan”), which superceded the Prior Plan, and all grants under the Prior Plan were cancelled. The New Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The New Plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all Awards granted under the Plan, and 6,000,000 options were reissued under the New Plan to reflect the post-merger split of shares of forty for one. This resulted in a re-measurement event to reflect the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following the December 27, 2010 reissuance of options. The re-measurement resulted in additional stock based compensation of $1,160,000 which was recorded as research and development expense of $709,000 and general and administrative expense of $451,000 in the fourth quarter of 2010. The New Plan is not registered under Form S-8, and the Company will not register thereunder.

Activity with respect to outstanding stock options under the New Plan during 2011was as follows:

In 000s shares	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2010	4,000,000	6,000,000	$0.18
Granted	(1,000,000)	1,000,000	$0.08
Exercised	-	-	-
Cancelled	-	-	-
Balance December 31, 2011	3,000,000	7,000,000	$0.13

Options exercisable as of December 31, 2011	-	4,032,740	$0.11

The Company accounts for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option.

During the year ended December 31, 2011 and 2010, the Company recorded $38,009 and $45,883 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

Warrants

The Company has issued to directors of the Company a total of 3,436,230 warrants to purchase shares of common stock at prices ranging from $.004 to $.11. The Company accounts for the compensation value embedded in the warrants in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option, and amortize the compensation expense on a straight-line basis over the directors’ service periods.

During the year ended December 31, 2011 and 2010, the Company recorded $40,984 and $38,045 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of December 31, 2011 and December 31, 2010 includes approximately $354,000 and $346,000, respectively, of accounts payable for the consulting services of our former Chief Financial Officer.

Accrued payroll as of December 31, 2011 and December 31, 2010 includes approximately $923,000 and $673,000, respectively, of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of December 31, 2011 and December 31, 2010 includes approximately $21,000 and $0, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

10. COMMITMENTS AND CONTINGENCIES

The Company was committed under the second extension of an operating lease for office space which expired at the end of February 2010 at a monthly rental of $10,494 plus certain operating costs. The Company rented this office space on a month to month basis at the same monthly rental rate of $10,494 plus certain operating costs and owes approximately $139,000 of back rent, legal, and court costs as of December 31, 2010 due to a judgment obtained by the former landlord for unpaid rent. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate. Rental expense approximated $35,000 and $150,000 for each of the years ending December 31, 2011 and 2010, respectively.

11. SUBSEQUENT EVENTS

On January 6, 2012, the Company announced that they had received a purchase order from Dong Energy for a shipment of up to 50,000 Smart Read meters, as an extension to the contract that expired in 2010. If the Company is able to generate the working capital required to fulfill this order, the shipments could contribute revenue during 2012.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and such positions with the Company held by them and the date they became a director or executive officer.

Name	Age	Position with the Company	Date of Appointment	Date of Resignation
Grant Jasmin	59	CEO, President, Secretary and Treasurer	April 16, 2010
Len Wood	56	CFO and Treasurer	December 1, 2008	August 3, 2011
Simon Westbrook	62	CFO and Treasurer	August 3, 2011

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

Len Wood - resigned August 3, 2011 - Mr. Wood was named Interim Chief Financial Officer in December 2008 and has been a consultant providing interim financial leadership to companies since 2003. From 1999-2001, Mr. Wood held several positions including Chief Financial Officer and Chief Operating Officer of VPNet, a privately held virtual private networking company, which was sold to Avaya Communications in 2001. In 1999, Mr. Wood served as Chief Financial Officer of Get Manufacturing which was sold to Jabil Circuit in 1999. From 1997 to 1999. Mr. Wood served as Corporate Controller of NetManage and CIDCO.  Prior to that, he had management roles at Raychem, Solectron, and Intel in the United States, Europe, and Asia. Mr. Wood obtained his CPA while working at Coopers & Lybrand, now PricewaterhouseCoopers, and holds a B.S. in Business Administration from Babson College. Mr. Wood was appointed as an officer on account of his prior experience.

Simon Westbrook  - Appointed August 3, 2011 – Mr. Westbrook was appointed Chief Financial Officer of Powrtec in August 2011. Since May 2009 he has specialized in providing contract CFO services to early stage technology companies. From May 2005 to May 2009 Mr. Westbrook served as Chief Financial Officer of Public Wireless, Inc, a Silicon Valley company specializing in wireless communication infrastructure and from 2004 to 2005 he was CFO of Nanoamp Solutions Inc. a memory IC company. Prior to joining Nanoamp, Mr. Westbrook was Chief Financial Officer at Sage, Inc. (NASDAQ: SAGI), a company specializing in flat panel displays.  Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas.  He is a Chartered Accountant and holds a masters degree in Economics from Trinity College, Cambridge in the United Kingdom. Mr. Westbrook was appointed as an officer on account of his prior experience.

Identification of Significant Employees

As of the date of this Report we have 1 full-time employee and 3 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person within the range of compensation terms affordable by the Company’s limited financial resources.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, with the exception of the options granted to Mr. Westbrook, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2011 and 2010.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grant Jasmin (from April 16, 2010) CEO, President, Secretary & Director	2011	$250,000(a)	-0-	-0-	-0-	-0-	-0-	-0-	$250,000
	2010	$250,000(a)	-0-	-0-	-0-	-0-	-0-	-0-	$250,000
Len Wood (until August 3, 2011)(f) Former CFO and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	$25,000(b)	$25,000
	2010	-0-	-0-	-0-	$84,505(e)	-0-	-0-	$206,000(c)	$290,505
Simon Westbrook (from August 3, 2011) CFO and Treasurer	2011	-0-	-0-	-0-	$42,661(e)	-0-	-0-	$21,000(d)	$63,661
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeffrey E. Jones (until April 16, 2010) (g) Former President, CEO, CFO, Secretary, Treasurer & Director	2011	-	-	-	-	-	-	-	-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

a)

The salary payable to Mr. Jasmin was accrued in 2011 and 2010 but was not paid in either year due to lack of resources, and remains included in accrued payroll at December 31, 2011.

b)

Represents the consulting fee payable to Mr. Wood for the period from January 1, 2010 to August 3, 2011. This amount was not paid due to lack of resources and remains included in accounts payable at December 31, 2011.

c)

During the year ended December 31, 2011, Mr. Wood was paid a total of $17,000 against prior year consulting liabilities included in accounts payable.

d)

Represents consulting fees for services provided between August 3 and December 31, 2011. On August 3, 2011 the Company entered into a Consulting Agreement with Mr. Westbrook (the “Westbrook Consulting Agreement”) whereby Mr. Westbrook agreed to perform duties as Chief Financial Officer and Treasurer of the Company on a month to month term until either party terminates the Westbrook Consulting Agreement by providing written notice in accordance with the terms thereof. In exchange Mr. Westbrook shall receive an hourly rate for such services equal to $150 per hour as further set forth in the Westbrook Consulting Agreement. This amount was not paid due to lack of resources and remains included in accrued liabilities at December 31, 2011.

e)

Represents the value of options granted during the year. The value of the award will be expensed as compensation expense in 48 equal installments over the service period provided by the consultant.

f)

Effective August 3, 2011, Len Wood resigned as the Company’s Chief Financial Officer and Treasurer.

g)

On April 16, 2010, Jeffrey E. Jones resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

Outstanding Equity Awards at Fiscal Year-End

Except as described in the Summary Compensation table above, no officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2011.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 102,780,377 issued and outstanding shares of common stock as of March 27, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Grant Jasmin 1669 Hollenback Avenue, Suite 142 Sunnyvale, CA 94087	15,055,600	14.65%
Common Stock	Simon Westbrook 1669 Hollenback Avenue, Suite 142 Sunnyvale, CA 94087	62,329(4)	0.06%
TOTAL All executive officers, directors as a group (2)		15,117,929	14.71%
Common Stock	NESA A/S (3) Nesa Alle 1 2820 Gentofte Denmark	10,822,640	10.53%
Common Stock	Sidoh Mal Air Products 745 Camden Ave, Ste D Campbell, CA 95008	5,377,000	5.23%
Common Stock	John Heibel 498 Glen Canyon Ct Santa Cruz, CA 95060	19,461,600	19.03%
TOTAL Affiliate Shares		50.716,840	49.3%
TOTAL Non-Affiliate Shares		52,063,537	50.7%
TOTAL Shares O/S		102,780,377	100%

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

(2)

Applicable percentage of ownership is based on 102,780,377 shares of common stock outstanding on March 27, 2012. Our common stock is our only issued and outstanding class of securities eligible to vote.

(3)

Rene Vedoe, a resident of Denmark, has dispositive and voting power over the shares of NEAS A/S. DONG Energy is the beneficial owner of these shares.

(4)

Beneficial ownership consists of 62,329 vested options to purchase common stock which have vested and are exercisable at December 31, 2011.

Changes in Control

There were no changes of control during the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  On December 15, 2010, the Company established an additional share incentive plan,  the 2010 Share Incentive Plan (the “New Plan”), which superceded the Prior Plan, and all grants under the Prior Plan were cancelled. The New Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The New Plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all Awards granted under the Plan, and 6,000,000 options were reissued under the New Plan to reflect the post-merger split of shares of forty for one. This resulted in a re-measurement event to reflect the weighted average share price of $0.3588 for stock sales during the first two months in 2011 following the December 27, 2010 reissuance of options. The re-measurement resulted in additional stock based compensation of $1,160,000 which was recorded as research and development expense of $709,000 and general and administrative expense of $451,000 in the fourth quarter of 2010. The New Plan is not registered under Form S-8, and the Company will not register thereunder.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Grant Jasmin is not an independent director because he is an executive officer of the Company.

Related Party Transactions

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time,  subject to availability of cash.  The net balance outstanding under this note was $48,617 and $84,120 at December 31, 2011 and December 31, 2010, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

Accounts payable as of December 31, 2011 and December 31, 2010 includes approximately $354,000 and $346,000, respectively, of accounts payable for the consulting services of our former Chief Financial Officer.

Accrued payroll as of December 31, 2011 and December 31, 2010 includes approximately $923,000 and $673,000, respectively, of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of December 31, 2011 and December 31, 2010 includes approximately $21,000 and $0, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year ended
		December 31, 2011	December 31, 2010
Audit Fees	(1)	$11,085	$7,355
Audit Related	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-

Total		$11,085	$7,355

Audit Fees

During the fiscal years ended December 31, 2011 and 2010, we incurred approximately $11,085 and $7,355, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years then ended.

Audit-Related Fees

No audit related services were provided and no fees billed during the fiscal years ended December 31, 2011 and 2010 by our principal independent accountants.

Tax Fees

No tax related services were provided and no fees billed during the fiscal years ended December 31, 2011 and 2010 by our principal independent accountants.

All Other Fees

No other services were provided and no other fees were billed during the fiscal years ended December 31, 2011 and 2010 for other products and services provided by our principal independent accountants.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.16	Consulting Agreement between the Company and Simon Westbrook dated August 3, 2011.	Filed herewith.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated:  March 30, 2012

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Director

Dated:  March 30, 2012

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 30, 2012

/s/ Grant Jasmin

Grant Jasmin, President, Chief Executive Officer, Secretary and Director

Dated:  March 30, 2012

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer