Form 10-Q
period 2012-03-31
POWRTEC CORP
filed 2012-05-14
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of May 10, 2012, there were 102,780,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POWRtec International Corp.

March 31, 2012

Index

Unaudited Condensed Balance Sheets

3

Unaudited Condensed Statements of Operations

4

Unaudited Condensed Statements of Cash Flows

5

Notes to the Unaudited Condensed Financial Statements

6

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$94,547	$554
Prepaid expenses and other current assets	-	-
Total current assets	$94,547	$554

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,270	$593,270
Accrued liabilities	2,137,044	2,103,073
Customer deposits	356,680	122,740
Accrued interest	38,023	35,608
Derivative liability	4,732	20,959
Notes due to related party	-	48,617
Term notes	25,000	25,000
Convertible notes, net of discounts	151,420	178,264

Total current liabilities and liabilities	3,306,169	3,127,531

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 and 100,634,402 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	101,273	100,634
Additional paid-in capital	5,115,133	5,034,663
Accumulated deficit	(8,428,028)	(8,262,274)

Total stockholders' deficiency	(3,211,622)	(3,126,977)

Total liabilities and stockholders' deficiency	$94,547	$554

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ended
(Unaudited)

	March 31, 2012	March 31, 2011

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling and marketing	17,606	-
Research and development	1,686	4,621
General and administrative	115,310	108,979
Total operating expenses	134,602	113,600

Operating loss	(134,602)	(113,600)

Interest expense	31,152	10,937

Net loss	$(165,754)	$(124,537)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share
	102,266,013	100,162,540

Note diluted shares not quoted since result would be anti dilutive

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended
Unaudited
	March 31, 2012	March 31, 2011

Operating activities
Net loss	$(165,754)	$(124,537)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	18,080	-
Accrual of prepayment penalties on convertible notes	38,156	-
Stock based compensation expense	9,302	14,204
Interest accrued on notes	2,415	14,222
Changes in operating assets and liabilities
Prepaid expenses	-	675
Accounts payable	-	20,000
Accrued liabilities	33,971	43,806
Customer deposits	233,940	-

Net cash (used) provided by operating activities	170,110	(31,630)

Financing activities
(Repayment of) proceeds from shareholder loans	(48,617)	(203)
Proceeds from (repayment of) convertible notes	(27,500)	35,000

Net cash provided (used) by financing activities	(76,117)	34,797

Net increase (decrease) in cash and equivalents	93,993	3,167

Cash and cash equivalents at beginning of period	554	2,272
Cash and cash equivalents at end of period	$94,547	$5,439

Supplemental disclosures of cash flow information
Cash paid for interest	$18,080	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. OVERVIEW

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $94,547. As of March 31, 2012, current liabilities exceeded current assets by $3,200,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Property and equipment

As a result of inadequate cash to pay the rent on its former premises, the Company had to vacate and remove its property and equipment from those premises and operate virtually. This property and equipment was fully-depreciated and, to avoid storage costs, was disposed of at minimal expense.

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through March 31, 2012, there have been no such impairment losses.

Research and development costs

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of expense of research and development staff, materials and supplies for prototype meter development, and the cost of certain contractors involved in the development process.

Stock-based compensation

We account for share-based compensation plans in accordance with the provisions of ASC 718, "Stock Compensation". We estimate the fair value of each option award on the date of grant using the Black-Scholes option-pricing model, using appropriate assumptions on volatility, expected term, and risk-free rate for the expected term of the option. The resulting compensation expense is recognized over the period during which an employee is required to provide service in exchange for the option grant. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method, and warrants using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share is as follows (in thousands, except per share data).

	March 31, 2012	March 31, 2011

Net loss allocable to common shareholders	$(165,754)	$(124,537)

Basic loss per share allocable to common stockholders	$(0.00)	$(0.00)

Diluted loss per share allocable to common stockholders	$(0.00)	$(0.00)

Weighted average shares used to compute basic loss per share allocable to common stockholders	102,266,013	102,266,013

Weighted average shares used to compute diluted loss per share allocable to common stockholders	102,266,013	102,266,013

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. CUSTOMER DEPOSITS

In October 2006, the Company and Dong Energy (“Dong”) signed the revised Supplement to Framework, valid for eighteen months for the Company to sell a maximum 206,000 meters to Dong. As part of this agreement, Dong paid a $600,000 deposit which is recorded as revenue of $3.00 per unit upon shipment. In January 2012, the Company received a further order from Dong for the supply of a further 50,000 meters, which order was accompanied by an advance payment of $233,940.  As of March 31, 2012 total customer deposits were $356,680 in respect of approximately 90,000 meters to be delivered.

4. WARRANTY RESERVE

The Company has determined that replacement of certain components in its meters may be necessary and estimates the potential cost of this component replacement to be about $10 per meter and would not exceed $55,000 in total.  As of March 31, 2012 and December 31, 2011, warranty reserves were $50,000 and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time. The net balance outstanding under this note was $0 and $48,617 at March 31, 2012 and December 31, 2011 and respectively.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

Summary
Principal amount of convertible notes issued	$290,080
Amounts repaid	(89,500)
Amounts converted	(18,000)
Balance of principal amount, March 31, 2012	$182,580

As at March 31, 2012 and December 31, 2011, respectively, the Company had accrued $38,023 and $35,608 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.02 at March 31, 2012, the Company would require 5,480,683 shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $15,522 during the three months ended March 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2012 and 2011, the Company amortized $10,656 and $920, respectively, as debt discount expense. The principal amount and net discount on the convertible notes are shown in the following table.

	March 31, 2012	December 31, 2011
Principal amount of convertible notes	$182,580	$220,080
Note discount, net of amortization	(31,160)	(41,816)
Net value of notes	$151,420	$178,264

At March 31, 2012, the Company valued the derivative liability and determined that the carrying value was in excess of the market value by $16,227 and, accordingly, reduced the derivative liability by this amount, with an offset to additional paid-in capital.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% pa and interest expense of $2,767 was accrued as at March 31, 2012.

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

March 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,428,028)
add back compensation accruals	1,901,052
(6,526,976)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,454,143
Valuation allowance	(2,454,143)
Deferred tax asset	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at March 31, 2012, and December 31, 2011, as follows:

	March 31, 2012	December 31, 2011
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

Stock Based Compensation

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  On December 15, 2010, the Company established an additional share incentive plan, the 2010 Share Incentive Plan (the “New Plan”), which superceded the Prior Plan, and all grants under the Prior Plan were cancelled. The New Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The New Plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all awards granted under the Plan, and 6,000,000 options were reissued under the New Plan to reflect the post-merger split of shares of forty for one. This resulted in a re-measurement event creating additional stock based compensation of $1,160,000.

Activity with respect to outstanding stock options under the New Plan during the three months ended March 31, 2012 was as follows:

	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2011	3,000,000	7,000,000	$ 0.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance March 31, 2012	3,000,000	7,000,000	$ 0.13

Options exercisable at March 31, 2012	3,691,781

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

During the three months ended March 31, 2012 and 2011, the Company recorded $1,627 and $11,471 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the three months ended March 31, 2012 and 2011, the Company recorded $7,674 and $12,818 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of March 31, 2012 includes approximately $354,000, of accounts payable for the consulting services of our former Chief Financial Officer.

Accrued payroll as of March 31, 2012 includes approximately $985,000 of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of March 31, 2012 includes approximately $28,000 of accrued consulting fees payable to our current Chief Financial Officer.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

Working capital	March 31, 2012	December 31, 2011
Current assets	$94,547	$554
Current liabilities	3,306,169	3,127,531
Working (deficit)	$(3,211,622)	$(3,126,977)

Cash Flows

	March 31, 2012	March 31, 2011
Net cash (used) provided by operating activities	$170,110	$(31,630)
Net cash provided (used) by financing activities	(76,117)	34,797
Net increase in cash and equivalents	$93,993	$3,167

Operating Revenues

The Company had no revenues in the three month periods ending March 31, 2012 and 2011 as our only customer has not ordered any meters since late 2009 due to a slowing in meter deployment.

Operating Expenses and Net Loss

For the three months ended

	March 31, 2012	March 31, 2011	Change $	Change %
Selling and marketing	$17,606	$-	$17,606
Research and development	1,686	4,621	(2,935)	-64%
General and administrative	115,310	108,979	6,331	6%
Total operating expenses	$134,602	$113,600	$21,002

Selling and marketing

Selling and marketing activities have increased in the current quarter as a result of travel expenses in pursuit of a follow-on sales order from our previous customer.

Research and development

Research and development expenses decreased approximately $3,000 for the three month period ending March 31, 2011 compared to the corresponding prior year period.  The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses increased approximately $6,000 for the three period ending March 31, 2012 compared to the corresponding prior year period but remain low to minimize cash flow until it secures new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable decreased from $178,264, net, at December 31, 2011 to $151,420, net at March 31, 2012 due to repayments and amortization of note discount. In connection with the repayment, the Company incurred a prepayment penalty of $18,080 which was included as interest expense for the period. As a result, interest expense including amortization of debt discount increased from $10,937 for the three months ended March 31, 201 to $31,152 for the three months ended March 31, 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2012, approximately $170,000 of net cash was generated by operating activities. This resulted from an operating loss of approximately $165,000, offset by an increase of $234,000 in cash provided by customer deposits.  The Company repaid $76,000 in loans from a related party and a convertible note holder.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $94,547. As of March 31, 2012, current liabilities exceeded current assets by $3,200,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

None.

2.

Subsequent Issuances:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SAFETY MINE DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.

10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.16	Consulting Agreement between the Company and Simon Westbrook entered into on August 3, 2011.	Filed with the SEC on March 30, 2012 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

POWRTEC INTERNATIONAL CORP.

Dated:  May 14, 2012

/s/ Grant Jasmin

By: Grant Jasmin

Its: President , Chief Executive Officer, and Secretary

Dated:  May14, 2012

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 14,  2012

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director