Form 10-Q
period 2012-06-30
POWRTEC CORP
filed 2012-08-14
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 101,273,291 shares of the registrant’s $0.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.*

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION
		3
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES
		17
PART II. OTHER INFORMATION
		17
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	19

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POWRtec International Corp.

June 30, 2012

Index

Unaudited Consolidated Balance Sheets

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Notes to the Unaudited Consolidated Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$47,303	$554
Receivables and other current assets	72,420	-
Total current assets and total assets	$119,723	$554

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,272	$593,270
Accrued liabilities	2,194,510	2,103,073
Deferred revenue	287,120	122,740
Accrued interest	44,854	35,608
Derivative liability	490	20,959
Notes due to related party	-	48,617
Term notes	25,000	25,000
Convertible notes, net of discounts	159,930	178,264
Total current liabilities and total liabilities	3,305,176	3,127,531

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 and 100,634,402 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	101,273	100,634
Additional paid-in capital	5,129,707	5,034,663
Accumulated deficit	(8,416,433)	(8,262,274)
Total stockholders' deficiency	(3,185,453)	(3,126,977)

Total liabilities and stockholders' deficiency	$119,723	$554

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months		Six months
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$472,754	$-	$472,754	$-

Cost of goods sold	320,906	-	320,906	-

Gross profit	151,848	-	151,848	-

Operating expenses
Selling and marketing	12,241	30,740	29,846	30,741
Research and development	2,500	25,885	4,186	35,507
General and administrative	104,353	98,415	225,482	201,631
Total operating expenses	119,094	155,040	259,514	267,879

Operating income (loss)	32,754	(155,040)	(107,666)	(267,879)

Interest expense	15,340	9,056	46,493	20,754

Net income ( loss)	$17,414	$(164,096)	(154,159)	$(288,633)

Basic loss per share of common stock	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic loss per share	101,273,291	100,211,850	101,090,751	100,176,629

Basic and diluted result per share of common stock	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in fully diluted result per share	111,217,958	100,211,850	101,090,751	100,176,629

Note diluted shares results per share not quoted where the effect would be anti-dilutive.

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended
Unaudited
	June 30, 2012	June 30, 2011

Operating activities
Net loss	$(154,159)	$(288,633)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	9,166	12,287
Accrual of prepayment penalties and interest on convertible notes	18,079	-
Stock based compensation expense	19,635	9,242
Interest accrued on notes	9,246	20,796
Conversion of note into common stock	37,500	-
Amortization of deferred revenue	164,380	-
Changes in operating assets and liabilities
Receivables and other current assets	(72,420)	22,614
Other non-current assets	-	13,255
Accounts payable	2	10,000
Accrued liabilities	91,437	124,304
Net cash (used) provided by operating activities	122,866	(76,135)

Financing activities
(Repayment of) loans to related party	(48,617)	(24,203)
Proceeds from (repayment of) convertible notes	(27,500)	70,000
Proceeds from sale of common stock	-	49,000
Net cash provided (used) by financing activities	(76,117)	94,797

Net increase in cash and equivalents	46,749	18,662

Cash and cash equivalents at beginning of period	554	2,272
Cash and cash equivalents at end of period	$47,303	$20,934

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$1,600	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $47,303. As of June 30, 2012, current liabilities exceeded current assets by approximately $3.2 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and has only recently achieved a profitable quarter, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2012, there have been no such impairment losses.

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

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income/ (loss) allocable to common shareholders	$17,414	$(164,096)	$(154,159)	$(288,633)

Basic loss per share allocable to common stockholders	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average shares used to compute basic income/ (loss) per share allocable to common stockholders	101,273,291	100,211,850	101,090,751	(100,176,629)

Fully diluted result per share allocable to common shareholders	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used to compute fully diluted loss per share allocable to common stockholders	111,217,958	100,211,850	101,090,751	100,176,629

Diluted share results are not quoted where the effect would be anti-dilutive.

Revenue recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s contract manufacturers to a common carrier. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectability of the selling price is reasonably assured. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. The Company has not established an allowance for doubtful accounts as shipments are generally pre-paid.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. DEFERRED REVENUE

Following an initial order in 2006, in January 2012 the Company received a follow-on order from Dong Energy (“Dong”) for the supply of additional meters.   Under the terms of the agreement, the Company will supply a total of 53,500 meters for an aggregate consideration of $2,511,881. The Company is required to ship these meters in six installments over the next six months. Dong has paid an initial advance of $233,975, and will pay for the balance of the contract in six equal installments at the time of the shipments. Prepaid amounts are recorded as deferred revenue, and the balance of deferred revenue is amortized to revenue based on actual shipments made. At June 30, 2012, the Company had recorded deferred revenue of $287,120 and amortized total revenue of $472,754.

4. WARRANTY RESERVE

Prior to the order from Dong, the Company estimated that it had approximately $55,000 in warranty liabilities in connection with shipments delivered under these prior orders.  The follow-on order includes shipments made as warranty replacements, and the Company is amortizing the warranty reserve on a straight line basis, over the actual shipments made. As of June 30, 2012 and December 31, 2011, warranty reserves were $45,131 and $55,000, respectively, and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time. The net balance outstanding under this note was $0 and $48,617 at June 30, 2012 and December 31, 2011 and respectively.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

Summary
Principal amount of convertible notes issued	$290,080
Amounts repaid	(89,500)
Amounts converted	(18,000)
Balance of principal amount, June 30, 2012	$182,580

As at June 30, 2012 and December 31, 2011, respectively, the Company had accrued $44,854 and $35,608 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.01 at June 30, 2012, the Company would require approximately 9.7 million shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $15,522 during the six months ended June 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the six months ended June 30, 2012 and 2011, the Company amortized $9,166 and $12,287, respectively, as debt discount expense. The principal amount and net discount on the convertible notes are shown in the following table.

Summary	June 30, 2012	December 31, 2011
Principal amount of convertible notes	$182,580	$220,080
Note discount, net of amortization	(22,650)	(41,816)
Net value of notes	$159,930	$178,264

At June 30, 2012, the Company valued the derivative liability and determined that the carrying value was in excess of the market value by $4,242 and, accordingly, reduced the derivative liability by this amount, with an offset to additional paid-in capital.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% pa and interest expense of $3,266 was accrued as at June 30, 2012. The note has been rolled over on a month to month basis since the maturity date.

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

June 30, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,416,433)
add back compensation accruals	1,952,414
(6,464,019)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,430,471
Valuation allowance	(2,430,471)
Deferred tax asset	$-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at June 30, 2012, and December 31, 2011, as follows:

	June 30, 2012	December 31, 2011
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

Activity with respect to outstanding stock options under the New Plan during the six months ended June 30, 2012 was as follows:

In 000s shares	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2010	9,000,000	6,000,000	$ 0.18
Granted	(1,000,000)	1,000,000	$ 0.08
Exercised	-	-
Cancelled	-	-
Balance December 31, 2011	8,000,000	7,000,000	$ 0.13
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance June 30, 2012	8,000,000	7,000,000	$ 0.13

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

During the six months ended June 30, 2012 and 2011, the Company recorded $19,635 and $9,242 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the six months ended June 30, 2012 and 2011, the Company recorded $15,381 and $25,636 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

Accounts payable as of June 30, 2012 includes approximately $354,000, of accounts payable for the consulting services of our former Chief Financial Officer.

Accrued payroll as of June 30, 2012 includes approximately $1,047,000 of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of June 30, 2012 includes approximately $38,000 of accrued consulting fees payable to our current Chief Financial Officer.

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

RESULTS OF OPERATIONS

Operating Revenues and gross profit for the three months ended June 30, 2012

The Company had $472,754 revenues in the three month period ending June 30, 2012 compared to $0 in the three months ended June 30, 2011 as our only customer, Dong, had not ordered any meters since late 2009 due to a slowing in meter deployment, and has only recently resumed installations.  After taking into account amortization of $9,869 warranty reserve, the gross profit was $151,848, a gross margin of 32.1%. The Company expects shipments, revenue and gross profit to be similar in the September quarter.

Operating Expenses and net income for the three months ended June 30, 2012

	June 30, 2012	June 30, 2011	Change $	Change %
Selling and marketing	$12,241	$30,740	($18,499)	-62%
Research and development	$2,500	$25,885	($23,385)	-559%
General and administrative	$104,353	$98,415	$5,938	3%
Total operating expenses	$119,094	$155,040	($35,946)

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses following pursuit and receipt of a follow-on sales order from our previous customer in the March quarter.

Research and development

Research and development expenses decreased approximately $23,000 for the three month period ending June 30, 2012 compared to the corresponding prior year period.  The Company has reduced its engineering and development activities to minimize cash flow while it focuses resources on the fulfillment of a new sales order.

General and administrative

General and administrative expenses increased approximately $6,000 for the three period ending June 30, 2012 compared to the corresponding prior year period but remain low to minimize cash flow. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable were $159,930 at June 30, 2012, net of discount, compared to $137,533, net, at June 30, 2011, consequently interest on notes, inclusive of debt discount expense, were higher at $15,340 in the three months ended June 30, 2012 compared to $9,056 in the three months ended June 30, 2011.

Operating Revenues and gross profit for the six months ended June 30, 2012

The Company had $472,754 revenues in the six month period ending June 30, 2012 compared to $0 in the six months ended June 30, 2011 as our only customer, Dong, had not ordered any meters since late 2009 due to a slowing in meter deployment, and has only recently resumed installations.  After taking into account amortization of $9,869 warranty reserve, the gross profit was $151,848, a gross margin of 32.1%.

Operating Expenses and net income for the six months ended June 30, 2012

	June 30, 2012	June 30, 2011	Change $	Change %
Selling and marketing	$29,846	$30,741	($895)	-3%
Research and development	$4,186	35,507	($31,321)	-88%
General and administrative	$225,482	201,631	$23,851	12%
Total operating expenses	$259,514	$267,879	($8,365)

Selling and marketing

Selling and marketing activities relate mainly to travel expenses, and have remained almost unchanged for the six months ended June 30, 2011 and 2012.

Research and development

Research and development expenses decreased approximately $31,000 for the six month period ending June 30, 2012 compared to the corresponding prior year period.  The Company has reduced its engineering and development activities to minimize cash flow while it focuses resources on the fulfillment of a new sales order.

General and administrative

General and administrative expenses increased approximately $24,000 for the six period ending June 30, 2012 compared to the corresponding prior year period and relate principally to the service and other costs of compliance with filings required as a public company. These costs have increased as a result of new XBRL reporting requirements, and service provider fees.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable were $159,930 at June 30, 2012, net of discount, compared to $137,533, net, at June 30, 2011, consequently interest on notes, inclusive of debt discount expense, were higher at $46,493 in the six months ended June 30, 2012 compared to $20,754 in the six months ended June 30, 2011.

Liquidity and Capital Resources

Working Capital

	June 30, 2012	December 31, 2011
Total assets	$119,723	$554
Total Liabilities	3,305,176	3,127,531
Excess (deficit)	$(3,185,453)	$(3,126,977)

Cash Flows

	June 30, 2012	June 30, 2011
Net cash (used) provided by operating activities	122,866	(76,135)
Net cash provided (used) by financing activities	(76,117)	94,797
Net increase in cash and equivalents	46,749	18,662

During the six months ended June 30, 2012, approximately $123,000 of net cash was generated by operating activities. This resulted from an operating loss of approximately $154,000, offset by an decrease of $31,000 in cash provided by working capital.  The Company repaid approximately $76,000 in loans from a related party and a convertible note holder.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $47,303. As of June 30, 2012, current liabilities exceeded current assets by approximately $3.2 million. Although the Company shipped products in the three months ended June 30, 2012, and recorded revenue for the first time since 2010, the Company still has only one customer, and there can be no assurance of continuing orders. Unless the Company can secure additional customers for its products, it remains highly vulnerable to changes in the fortunes of its only customer. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and secure additional customers and orders for its products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because of the net losses since inception, excess of liabilities over assets, concentration of customer risk, and inability to secure credit,  the Company may be required to raise additional funds through convertible debt, debt or equity financings or by selling its assets. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, this additional financing may not be available on a timely basis or on terms acceptable to it, or at all. The Company’s ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If the Company is unable to secure additional funding, it may have to discontinue operations; delay additional development or commercialization of its meters; license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to its system: or any combination of these activities. Any of these results would materially harm the Company’s business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund its current or future operating needs. The Company may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate its assets, which may result in the failure of the Company’s stockholders to receive value for their ownership of its stock.

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

Based on this evaluation, our Chief Executive and Chief Financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosure Controls and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWRTEC INTERNATIONAL CORP.

Dated:  August 14, 2012

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated:  August 14, 2012

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 14,  2012

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director