Form 10-Q
period 2012-09-30
POWRTEC CORP
filed 2012-11-14
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes      . No   X  .

As of November 12, 2012, there were 101,273,291 shares of the registrant’s $0.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

POWRtec International Corp.

September 30, 2012

Index

Unaudited Balance Sheets	7

Unaudited Statements of Operations	8

Unaudited Statements of Cash Flows	9

Notes to the Unaudited Financial Statements	10

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$7,543	$554
Receivables and other current assets	144,840	-
Total current assets and total assets	$152,383	$554

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,271	$593,270
Accrued liabilities	2,264,783	2,103,073
Deferred revenue	217,561	122,740
Accrued interest	51,774	35,608
Derivative liability	490	20,959
Notes due to related party	-	48,617
Term notes	25,000	25,000
Convertible notes, net of discounts	164,704	178,264

Total current liabilities and total liabilities	3,317,583	3,127,531

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 and 100,634,402 shares issued and outstanding at Sep 30, 2012 and December 31, 2011, respectively	101,273	100,634
Additional paid-in capital	5,140,070	5,034,663
Accumulated deficit	(8,406,543)	(8,262,274)

Total stockholders' deficiency	(3,165,200)	(3,126,977)

Total liabilities and stockholders' deficiency	$152,383	$554

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months		Nine months
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$472,754	$-	$945,509	$-

Cost of goods sold	320,906	-	641,812	-

Gross profit	151,848	-	303,697	-

Operating expenses
Selling and marketing	13,821	-	43,667	-
Research and development	-	4,621	4,186	35,128
General and administrative	116,519	107,860	341,926	345,231
Total operating expenses	130,340	112,481	389,779	380,359

Operating income (loss)	21,508	(112,481)	(86,082)	(380,359)

Interest expense	11,694	56,658	58,187	77,412

Net income ( loss)	$9,814	$(169,139)	$(144,269)	$(457,771)

Basic income (loss) per share of common stock	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in computing basic income ( loss) per share	101,273,291	100,404,517	101,145,513	100,302,459

Basic and diluted result per share of common stock	$0.00

Weighted average number of common shares outstanding used in computing fully diluted result per share	111,104,368

Note diluted shares results per share not quoted where the effect would be anti-dilutive.

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended
Unaudited
	September 30, 2012	September 30, 2011

Operating activities
Net loss	$(144,269)	$(457,771)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	13,940	8,461
Derivative liability	-	57,567
Accrual of prepayment penalties and interest on convertible notes	18,079	-
Stock based compensation expense	29,998	15,228
Interest accrued on notes	16,166	28,084
Amortization of deferred revenue	94,821	-
Changes in operating assets and liabilities
Receivables and other current assets	(144,840)	20,364
Other non-current assets	-	13,255
Accounts payable	1	8,000
Accrued liabilities	161,710	186,763

Net cash (used) provided by operating activities	45,606	(120,049)
Financing activities
(Repayment of) loans to related party	(11,117)	(37,203)
Proceeds from (repayment of) convertible notes	(27,500)	107,500
Proceeds from sale of common stock	-	49,422

Net cash provided (used) by financing activities	(38,617)	119,719

Net increase (decrease) in cash and equivalents	6,989	(330)

Cash and cash equivalents at beginning of period	554	2,272
Cash and cash equivalents at end of period	$7,543	$1,942

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$1,600	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 31, 2012, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

The Company now designs, develops and sells intelligent electricity meters to utility companies to enable real time management of electricity consumption as a way of balancing energy supply and demand.

These financial statements report on the consolidated results of POWRtec International Corp. from April 19, 2006 and POWRtec Corporation from the date of the merger in May 14, 2010.

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $7,543. As of September 30, 2012, current liabilities exceeded current assets by over $3.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a sustainable business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

The Company places its cash with two commercial financial institutions and at times may exceed federally insured limits. Management believes that these institutions are financially sound and accordingly, minimal credit risk exists. To date the Company sells its meters to a single national utility customer and there have been no credit losses.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

Impairment of long-lived assets

In accordance with the provisions of ASC 360,” Impairment or Disposal of Long-lived Assets,” formerly SFAS 144, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through September 30, 2012, there have been no such impairment losses.

Derivative instruments

The Company follows the requirements of guidance primarily codified within ASC Topic No. 815, “Derivatives and Hedging” (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all derivative instruments on its balance sheet at fair value. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in interest expense.

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

Income (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method, and warrants using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Income (loss) per share is as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income/ (loss) allocable to common shareholders	$9,814	$(169,139)	$(144,269)	$ (457,771)

Basic loss per share allocable to common stockholders	$0.00	$(0.00)	$(0.00)	$ (0.00)

Weighted average shares used to compute basic income/ (loss) per share allocable to common stockholders	101,273,291	100,404,517	101,145,513	100,302,459

Fully diluted result per share allocable to common shareholders	$0.00

Weighted average shares used to compute fully diluted loss per share allocable to common stockholders	111,104,368

Diluted share results are not quoted where the effect would be anti-dilutive.

Revenue recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s contract manufacturers to a common carrier. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectability of the selling price is reasonably assured. The Company has not established an allowance for doubtful accounts as its historic collection performance has been good.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3. DEFERRED REVENUE

Following an initial order in 2006, in January 2012 the Company received a follow-on order from Dong Energy (“Dong”) for the supply of additional meters.   Under the terms of the agreement, the Company will supply a total of 53,500 meters for an aggregate consideration of $2,511,881. The Company is required to ship these meters in six installments. Dong has paid an initial advance of $233,975, and will pay for the balance of the contract in six equal installments following actual deliveries. Prepaid amounts are recorded as deferred revenue, and the balance of deferred revenue is amortized to revenue based on actual shipments made. At September 30, 2012, the Company had recorded deferred revenue of $217,561 and recognized total revenue of $945,509.

4. WARRANTY RESERVE

Prior to the order from Dong, the Company estimated that it had approximately $55,000 in warranty liabilities in connection with shipments delivered under these prior orders.  The follow-on order includes shipments made as warranty replacements, and the Company is amortization the warranty reserve on a straight line basis, over the actual shipments made. As of September 30, 2012 and December 31, 2011, warranty reserves were $35,262 and $55,000, respectively, and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time. The net balance outstanding under this note was $0 and $48,617 at September 30, 2012 and December 31, 2011 and respectively.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

As at September 30, 2012 and December 31, 2011, respectively, the Company had accrued $51,774 and $35,608 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.01 at September 30, 2012, the Company would require approximately 9.8 million shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $48,577 during the nine months ended September 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months ended September 30, 2012 and 2011, the Company amortized $21,536 and $32,903, respectively, as debt discount expense. The principal amount and net discount on the convertible notes are shown in the following table.

	September 30, 2012	December 31, 2011
Principal amount of convertible notes	$182,580	$220,080
Discount net of amortization	(17,876)	(41,816)
Convertible notes. Net of discount	$164,704	$178,264

At September 30, 2012, the Company valued the derivative liability and determined that the carrying value was in in line with market value.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $3,710 was accrued as at September 30, 2012. The note has been rolled over on a month to month basis since the maturity date.

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

September 30, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,262,274)
add back compensation accruals	2,008,681
(6,253,593)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,351,351
Valuation allowance	(2,351,351)
Deferred tax asset	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at September 30, 2012, and December 31, 2011, as follows:

	September 30, 2012	December 31, 2011
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

Activity with respect to outstanding stock options under the New Plan during the nine months ended September 30, 2012 was as follows:

In 000s shares	Shares available for grant	# Options Outstanding	Weighted average price
Balance December 31, 2012	9,000,000	6,000,000	$0.18
Granted	(1,000,000)	1,000,000	$0.08
Exercised	-	-	-
Cancelled	-	-	-
Balance December 31, 2011	8,000,000	7,000,000	$0.13
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Balance Sept 30, 2012	8,000,000	7,000,000	$0.13

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

During the nine months ended September 30, 2012 and 2011, the Company recorded $6,975 and $29,131 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the nine months ended September 30, 2012 and 2011, the Company recorded $23,022 and $33,310 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

Convertible Notes

During the nine months ended September 30, 2012 and 2011 the Company converted $10,000 and $8,000 of convertible notes into 638,889 and 275,862 shares of common stock, respectively.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.  In addition the following amounts are included as outstanding liabilities arising from expenses incurred in the quarter and year to date periods as shown below.

	Included in	Balance Outstanding	Three months ended September 30,		Nine months ended September 30,
			2012	2011	2012	2011
Former chief financial officer	Accounts payable	$353,918	$-	$-	$-	$20,000
Chief executive officer	Accrued payroll	$1,109,759	$62,400	$62,400	$187,200	$187,200
Current chief financial officer	Accrued consulting	$50,098	$12,375	$13,400	$37,656	$13,400

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

11. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements though November 8, 2012, the date that these financial statements were issued. There were no material events as of that date that would require disclosure in or adjustment of the financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012	December 31, 2011
Current assets	$152,383	$554
Current liabilities	3,317,583	3,127,531
Working (deficit)	$(3,165,200)	$(3,126,977)

Cash Flows

	September 30, 2012	September 30, 2011
Net cash (used) provided by operating activities	45,606	(120,049)
Net cash provided (used) by financing activities	(38,617)	119,719
Net increase in cash and equivalents	6,989	(330)

Three months ended September 30

Operating Revenues

The Company had $472,754 and $0 in sales during the three month periods ending September 30, 2012 and 2011, respectively. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer.

Operating Expenses and Net Loss

For the three months ended

	September 30, 2012	September 30, 2011	Change $	Change %
Selling and marketing	$13,821	$-	$13,821
Research and development	$-	$4,621	$(4,621)	-100%
General and administrative	$116,519	$107,860	$8,659	8.0%
Total operating expenses	$130,340	$112,481	$17,859	-92%

Selling and marketing

Selling and marketing activities have increased in the current quarter as a result of travel expenses in pursuit of a follow-on sales order from our previous customer.

Research and development

Research and development expenses decreased approximately $5,000 for the three month period ending September 30, 2012 compared to the corresponding prior year period.  The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses increased approximately $9,000 for the three month period ending September 30, 2012 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable decreased from $178,264, net, at December 31, 2011 to $164,704, net at September 30, 2012 due to repayments and amortization of note discount. As a result of note repayments, interest expense including amortization of debt discount decreased from $56,658 for the three months ended September 30, 2011 to $11,694 for the three months ended September 30, 2012.

For the Nine months ended

Nine months ended	September 30, 2012	September 30, 2011	Change $	Change %
Selling and marketing	$43,667	$-	$43,667
Research and development	$4,186	$35,128	$(30,942)	-88.1%
General and administrative	$341,926	$345,231	$(3,305)	-1.0%
Total operating expenses	$389,779	$380,359	$9,420	-89%

Selling and marketing

Selling and marketing activities have increased in the nine months ended September 30, 2012 as a result of travel expenses in pursuit of a follow-on sales order from our previous customer and resumption of selling activities.

Research and development

Research and development expenses decreased approximately $31,000 for the nine month period ending September 30, 2012 compared to the corresponding prior year period.  The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $3,000 for the nine period ending September, 2012 compared to the corresponding prior year period but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable decreased from $178,264, net, at December 31, 2011 to $164,704, net at September 30, 2012 due to repayments and amortization of note discount. As a result of note repayments, interest expense including amortization of debt discount decreased from $77,412 for the nine months ended September 30, 2011 to $58,187 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, approximately $83,000 of net cash was generated by operating activities. This resulted from an operating loss of approximately $144,000, offset by an increase of $227,000 in working capital changes and non-cash provisions.  The Company repaid $76,000 in loans from a related party and a convertible note holder.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.4 million and has a cash balance of only $7,543. As of September 30, 2012, current liabilities exceeded current assets by over $3.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2013 or later, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

None.

2.

Subsequent Issuances:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SAFETY MINE DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.16	Consulting Agreement between the Company and Simon Westbrook entered into on August 3, 2011.	Filed with the SEC on March 30, 2012 as part of our Annual Report on Form 10-K.

Exhibit
Number	Description of Exhibit	Filing
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  November114, 2012

/s/ Grant Jasmin

By: Grant Jasmin

Its: President , Chief Executive Officer, and Secretary

Dated:  November 14, 2012

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 14, 2012

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director