Form 10-K
period 2012-12-31
POWRTEC CORP
filed 2013-04-01
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2012 was $502,434 based upon the price ($0.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWT.OB.”

As of March 28, 2013, there were 101,273,291 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

Overview

POWRtec is a California-based inventor, developer and producer of intelligent metering systems for use by utility companies, governments and to a lesser extent businesses, at competitive prices. An intelligent meter is a highly advanced electricity meter that has a number of additional possibilities other than just measuring the electrical throughput at a given time or the total consumption over time. For instance, it may be able to provide the end-user and the utility company with a number of other data, as well as be able to remotely control appliances where that particular option has been built in.

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

POWRtec addresses this problem by using its intelligent metering systems to improve the efficiency, and thereby lower the cost of the energy generation and supply infrastructure through remote management and control using GSM, ZigBee, GPRS, or internet networks.  By using POWRtec’s networked intelligent metering solutions, utility companies can monitor actual consumption at individual premises and as necessary, remotely adjust delivery to balance supply and demand. The Company will continue its efforts to develop a range of meters providing connectivity and management solutions for a wide range of applications.

POWRtec products address a global market with 180,000 meters already delivered into Denmark in 2009 and 2010 and a further 50,000 meters ordered for delivery during 2012 and 2013.  POWRtec is also working on opportunities in Norway as well as India. The market for intelligent meters is influenced among other things by energy shortages, volatile prices, deregulation, and privatization.

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

Employees

As of March 29, 2013, we have 1 full-time and 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.powrtec.com, as soon as reasonably practicable after filing with the SEC. The information on our websites is not and should not be considered part of this Report and is not incorporated by reference in this document. The website is only intended to be inactive textual references.

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

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB from January 1, 2011 to December 31, 2012, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  No price is shown where the reported price rounds to $0.00 after two decimal places.

Quarter	Year	High	Low
First	2011	$0.50	$0.12
Second	2011	$0.29	$0.11
Third	2011	$0.20	$0.05
Fourth	2011	$0.13	$0.04
First	2012	$0.20	$0.01
Second	2012	$0.02	$0.01
Third	2012	$0.02	$ -
Fourth	2012	$0.01	$ -

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

Record Holders

As of December 31, 2012, an aggregate of 101,273,291 shares of our common stock were issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The following analysis is of selected statement of operations data from our audited financial statements for the year ended December 31, 2012 and 2011.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues, Cost of Revenues and Gross Margin

During 2012, the Company received an order for approximately $2.5 million of its intelligent power meters. This was our first order since 2009 from our one and only customer in Denmark.  While the Company is using its best efforts to secure more orders either from this customer, or from new customers, it has been limited by lack of cash, limited manpower, and lack of resources to travel, attend trade shows and otherwise explore new sales opportunities.  During 2012, the Company shipped and recognized sales of $946,000 against this order and expects to ship the balance in 2013.

The Company uses an independent sub contract manufacturer to build its power meters, and has placed a firm priced purchase order to match its obligations under the sales order received from its customer which is expected to result in an overall gross margin of 32% on the complete order.

Operating Expenses

Selling and Marketing

Selling and Marketing expense increased approximately $13,000, or 28%, from approximately $48,000 during the year ended December 31, 2011, to approximately $61,000 during the year ended December 31, 2012 as a result of additional travel and support efforts required  to secure and implement the sales order.

Research and Development Costs

Research and development costs decreased approximately $36,000, or 89%, from approximately $40,000 during the year ended December 31, 2011, to approximately $4,000 during the year ended December 31, 2012.  R&D expenses are very limited due to lack of cash, and are principally  related to updating product specs to meet the requirements of the new sales order .

General and Administrative

General and Administrative expenses increased approximately $17,000 or 4%, from approximately $412,000 during the year ended December 31, 2011, to approximately $430,000 during the year ended December 31, 2012.  The increase related mainly to payroll expenses incurred in setting up test and production  procedures at a sub contract manufacturer engaged to fulfill the sales order. The G&A expense for the year ended December 31, 2012 includes approximately $210,000 for executive compensation that was accrued but not paid.

Liquidity and Capital Resources

During the year ended December 31, 2012, approximately $156,000 of net cash was provided by operating activities. Approximately $49,000 was used to pay off notes to a related party.

During the year ended December 31, 2011, approximately $168,000 of net cash was used in operating activities. The Company funded operations by raising approximately $153,000 from the sale of convertible notes, net of repayments, and $49,000 from the sale of common stock.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.5 million and has cash of only approximately $108,000. As of December 31, 2012, current liabilities and total liabilities exceeded current assets and total assets by approximately $3,276,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2013 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings or by selling its assets.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

PowrTec International Corp.

Campbell, California

We have audited the accompanying consolidated balance sheets of PowrTec International Corp. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of PowrTec International Corp.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowrTec International Corp. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, as of December 31, 2012 the Company has negative working capital of $3,275,886 and a stockholders’ deficiency attributable to the company of $8,506,803.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

Hackensack, New Jersey

March 28, 2013

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$107,822	$554

Total current assets and total assets	$107,822	$554

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$594,145	$593,270
Accrued liabilities	2,318,823	2,103,073
Deferred revenue	217,561	122,740
Accrued interest	58,695	35,608
Derivative liability	6	20,959
Notes payable
Notes due to related party	-	48,617
Term notes	25,000	25,000
Convertible notes, net of discounts	169,479	178,264

Total current liabilities and liabilities	3,383,709	3,127,531

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 and 100,634,402 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	101,273	100,634
Additional paid-in capital	5,129,643	5,034,663
Accumulated deficit	(8,506,803)	(8,262,274)

Total stockholders' deficiency	(3,275,887)	(3,126,977)

Total liabilities and stockholders' deficiency	$107,822	$554

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2012	December 31, 2011

Revenue	$945,509	$-

Cost of goods sold	641,812	-

Gross profit	303,697	-

Operating expenses
Selling and marketing	61,093	47,873
Research and development	4,186	39,749
General and administrative	429,293	411,862
Total operating expenses	494,572	499,484

Operating loss	(190,875)	(499,484)

Interest expense	69,881	158,533
Gain on revaluation of derivative liability	(16,227)	-

Net loss	$(244,529)	$(658,017)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)

Weighted average number of common shares outstanding used in basic and diluted loss per share	101,145,513	100,344,788

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2012	December 31, 2011

Operating activities
Net loss	$(244,529)	$(658,017)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	30,568	47,058
Stock based compensation expense	35,313	78,992
Interest accrued on notes	23,087	35,608

Changes in operating assets and liabilities
Prepaid expenses	-	23,290
Other non current assets	-	13,255
Accounts payable	875	8,000
Accrued liabilities	215,750	283,373
Deferred revenue	94,821	-

Net cash provided (used) by operating activities	155,885	(168,441)
Financing activities
Repayment of related party notes	(48,617)	(35,503)
Proceeds from sale of convertible notes	-	153,080
Proceeds from sale of common stock	-	49,146

Net cash provided (used) by financing activities	(48,617)	166,723

Net increase (decrease) in cash and equivalents	107,268	(1,718)

Cash and cash equivalents at beginning of year	554	2,272
Cash and cash equivalents at end of year	$107,822	$554

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

Non-cash activity:
Conversion of notes into shares of common stock	$59,667	$26,724

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

Consolidated Statements of Stockholders' Deficiency

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Capital	Deficit	Total

Balance December 31, 2010	100,162,540	$100,163	$4,841,369	$(7,604,257)	$(2,662,725)

Revaluation of derivative liability, net	-	-	38,773	-	38,773
Stock based compensation expense on options	-	-	38,009	-	38,009
Stock based compensation expense on warrants	-	-	40,983	-	40,983
Sale of common stock	196,000	195	48,805	-	49,000
Conversion of note into common shares	275,862	276	26,724	-	27,000
Net loss for year ended December 31, 2011	-	-	-	(658,017)	(658,017)

Balance December 31, 2011	100,634,402	$100,634	$5,034,663	$(8,262,274)	$(3,126,977)

Stock based compensation expense on options	-	-	9,663	-	9,663
Stock based compensation expense on warrants	-	-	25,650	-	25,650
Conversion of note into common shares	638,889	639	59,667	-	60,306
Net loss for year ended December 31, 2012	-	-	-	(244,529)	(244,529)

Balance December 31, 2012	101,273,291	$101,273	$5,129,643	$(8,506,803)	$(3,275,887)

The accompanying notes are an integral part of these financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 & 2011

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.5 million and has cash of only approximately $108,000. As of December 31, 2012, current liabilities and total liabilities exceeded current assets and total assets by approximately $3,276,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2013 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings or by selling its assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The derivative liability, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument. We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

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

	Year ended
	December 31, 2012	December 31, 2011

Net loss allocable to common shareholders	$(260,756)	$(658,017)

Basic and diluted loss per share allocable to common stockholders	$(0.00)	$(0.01)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	101,145,513	100,344,788

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Derivatives

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument. We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at December 31, 2012 and 2011 was $217,561 and $122,740, respectively.

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   As of December 31, 2012 and 2011, warranty reserves were $35,262 and $50,000, respectively and were included as accrued liabilities in the accompanying balance sheets.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  The net balance outstanding under these notes was $0 and $48,617 at December 31, 2012 and December 31, 2011, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years. Certain of the notes have reached their maturity dates, and the Company and noteholders have informally agreed to let the notes roll over on a month to month basis with no change in terms.

Summary of convertible notes as at December 31, 2012, 2012
Date of Loan	Date of maturity		Annual interest rate	Conversion terms	Balance start of year	Issued in year	Converted in year	Repaid in year	Balance end of year
July 7, 2010	July 7, 2011	*	8.0%	75% of the avg of closing price in 30 trading days preceding conversion	$ 50,000				$ 50,000
July 9, 2010	April 9, 2011	*	60.0%	Convertible into 65,000 shares at $0.50 p/s for principal & Int if not paid when due	$ 25,000				$ 25,000
March 15, 2011	December 17, 2011		8.0%	58% of the 5 lowest of last 10 trading days OTC closing price pre conversion date		$ 35,000	$ (8,000)	$ 27,000)	$ -
May 5, 2011	February 9, 2012		8.0%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date		$ 35,000		$ (35,000)	$ -
July 21, 2011	April 25, 2012		8.0%	55% of the 5 lowest of last 10 trading days OTC closing price pre conversion date		$ 37,500	$ 10,000)	$ 27,500)	$ -
November 2, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06		$ 45,000			$ 45,000
November 3, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06		$ 62,580			$ 62,580

* Note rolled over on month to month terms.					$ 75,000	$ 215,080	$ 18,000)	$ (89,500)	$ 182,580

As at December 31, 2012 and 2011, the Company had accrued $58,695 and $35,608 of interest on the notes, which will be paid, or converted into common stock on maturity.  Based on the share price of $.01 at December 31, 2012, the Company would require 10,000,184 shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $86,486 during the years ended December 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. At December 31, 2012, the Company valued the derivative liability and determined that the carrying value was in excess of the market value by $16,227 and, accordingly, reduced the derivative liability by this amount, with an offset entry to gain on revaluation of derivative liability in the accompanying statements of operations.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $2,005 and $2,000  was accrued as at December 31, 2012 and 2011, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,506,803)
add back
Compensation accruals	2,060,108
Deferred revenue	217,561
(6,229,134)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,342,155
Valuation allowance	(2,342,155)
Deferred tax asset	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The Company is currently open to audit for all years because of its large net operating loss carry-forwards, however the Company is only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2009 to present.

The Company does not currently have any ongoing tax examinations.

If there is a change in ownership, the ability to fully utilize the tax losses may be limited.

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at December 30, 2012, and December 31, 2011, as follows:

Authorised shares
	December 31, 2012	December 31, 2011
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

Stock Based Compensation

Stock Option Plan

On December 15, 2010, the Company established the 2010 Share Incentive Plan (the “ Plan”), which permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The Plan is not registered under Form S-8, and the Company will not register thereunder.

Activity with respect to outstanding stock options under the Plan during 2012 and 2011 was as follows:

In 000s shares		Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2010		9,000,000	6,000,000	$ 0.18
Granted		(1,000,000)	1,000,000	$ 0.08
Exercised		-	-
Cancelled		-	-
Balance December 31, 2011		8,000,000	7,000,000	$ 0.13
Granted
Exercised		-	-
Cancelled		-	-
Balance Dec 31, 2012		8,000,000	7,000,000	$ 0.13

Options execisable as of	December 31, 2012		3,880,137	$ 0.10

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

During the years ended December 31, 2012 and 2011, the Company recorded $9,663 and $38,009 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the year ended December 31, 2012 and 2011, the Company recorded $25,650 and $40,983 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

Accrued payroll as of December 31, 2012 and December 31, 2011 includes approximately $1,137,000 and $923,000, respectively, of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of December 31, 2012 and December 31, 2011 includes approximately $50,848 and $21,000, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

10. CONCENTRATIONS

100% of our sales were made to a single customer, and 100% of our purchases came from a single vendor in 2012. We did not have any customers or suppliers in 2011.

11. COMMITMENTS AND CONTINGENCIES

The Company owes approximately $139,000 of back rent, legal, and court costs due to a judgment obtained by a former landlord for unpaid rent.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers and such positions with the Company held by them and the date they became a director or executive officer.

Name	Age	Position with the Company	Date of Appointment
Grant Jasmin	60	CEO, President, Secretary and Director	April 16, 2010
Simon Westbrook	63	CFO and Treasurer	August 3, 2011

Term of Office

Each director serves until our next annual meeting of the stockholders or until his or her successor is elected and qualified, unless he or she resigns earlier or is removed from office.  The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors or until he or she resigns earlier or is removed from office.

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

Simon Westbrook  - Mr. Westbrook was appointed Chief Financial Officer of Powrtec in August 2011. Since May 2009 he has specialized in providing contract CFO services to early stage technology companies. From May 2005 to May 2009 Mr. Westbrook served as Chief Financial Officer of Public Wireless, Inc, a Silicon Valley company specializing in wireless communication infrastructure and from 2004 to 2005 he was CFO of Nanoamp Solutions Inc. a memory IC company. Prior to joining Nanoamp, Mr. Westbrook was Chief Financial Officer at Sage, Inc. (NASDAQ: SAGI), a company specializing in flat panel displays.  Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas.  He is a Chartered Accountant and holds a masters degree in Economics from Trinity College, Cambridge in the United Kingdom. Mr. Westbrook was appointed as an officer on account of his prior experience.

Identification of Significant Employees

As of the date of this Report we have 1 full-time employee and 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified Deferred Compensation earnings ($)	All Other Compensation ($)		Total ($)
Grant Jasmin (from April 16, 2010)	2012	$ 250,000	a						$ -		$ 250,000
CEO, President, Secretary, Director	2011	$ 250,000	a						$ -		$ 250,000

Simon Westbrook (from August 3, 2011)	2012					$ 10,095	b		$ 46,881	c	$ 56,976
CFO and Treasurer	2011					$ 2,688	b		$ 21,000	c	$ 23,688

a)

The salary payable to Mr. Jasmin was accrued in 2012 and 2011. Due to lack of resources, no salary was paid in 2011, $41,668 was paid in 2012, and the remaining unpaid balance is included in accrued payroll at December 31, 2012.

b)

Represents consulting fees for services provided in 2012 and from August 21, 2011. Due to lack of resources, no consulting fee was paid in 2011, $16,425 was paid in 2012, and the remaining unpaid balance is included in accrued liabilities at December 31, 2012.

c)

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

Outstanding Equity Awards at Fiscal Year-End

Except as described in the Summary Compensation table above, no officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 101,273,291 issued and outstanding shares of common stock as of March 29, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		December 31, 2012
Name and Address of Beneficial Owner		Amount of Beneficial Ownership	Percentage of Common Stock
Grant Jasmin		15,055,600	14.9%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Simon Westbrook	4	313,014	0.3%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Directors and officers as a group		15,368,614	15.2%

John Heibel		19,461,600	19.2%
498 Glen Canyon Court, Santa Cruz, CA 95060			0.0%

NESA A/S
Nesa Alle 1, 2820 Gentofie, Denmark	3	10,822,640	10.7%

Sidoh Mal Air Products		5,377,000	5.3%
745 Camden Ave, Ste D, Campbell, CA 95008

Total Affiliate shares		51,029,854	50.4%
Non Affiliate shares		50,243,437	49.6%

Total shares OS		101,273,291	100%

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

(2)

Applicable percentage of ownership is based on 101,273,291 shares of common stock outstanding on March 29, 2013. Our common stock is our only issued and outstanding class of securities eligible to vote.

(3)

Rene Vedoe, a resident of Denmark, has dispositive and voting power over the shares of NEAS A/S. DONG Energy is the beneficial owner of these shares.

(4)

Beneficial ownership consists of 313,014 options to purchase common stock, which have vested and are exercisable at December 31, 2012.

Changes in Control

There were no changes of control during the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 15, 2010, the Company established the 2010 Share Incentive Plan (the “Plan”), which permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The Plan is not registered under Form S-8, and the Company will not register thereunder.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Grant Jasmin is not an independent director because he is an executive officer of the Company.

Related Party Transactions

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  The net balance outstanding under this note was $0 and $48,617 at December 31, 2012 and December 31, 2011, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

Accrued payroll as of December 31, 2012 and December 31, 2011 includes approximately $1,137,000 and $923,000, respectively, of accrued payroll liabilities to our Chief Executive Officer.

Accrued consulting fees as of December 31, 2012 and December 31, 2011 includes approximately $50,848 and $21,000, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Years ended
		December 31, 2012	December 31, 2011
Audit Fees	(1)	$14,060	$11,085
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-

Total		$14,060	$11,085

Audit Fees

During the fiscal years ended December 31, 2012 and 2011, we incurred $14,060 and $11,085, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years then ended.

Audit-Related Fees

No audit related services were provided and no fees billed during the fiscal years ended December 31, 2012 and 2011 by our principal independent accountants.

Tax Fees

No tax related services were provided and no fees billed during the fiscal years ended December 31, 2012 and 2011 by our principal independent accountants.

All Other Fees

No other services were provided and no other fees were billed during the fiscal years ended December 31, 2012 and 2011 for other products and services provided by our principal independent accountants.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.16	Consulting Agreement between the Company and Simon Westbrook dated August 3, 2011	Filed with the SEC on March 30, 2012 as part of our Current Report on Form 10-K.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated:  April 1, 2013

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Director

Dated:  April 1, 2013

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 1, 2013

/s/ Grant Jasmin

Grant Jasmin, President, Chief Executive Officer, Secretary and Director

Dated:  April 1, 2013

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer