Form 10-Q
period 2013-03-31
POWRTEC CORP
filed 2013-05-13
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes      . No  X .

As of May 3, 2013, there were 101,273,291 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

POWRtec International Corp.

March 31, 2013

Index

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$40,931	$107,822

Total current asset and total asset	$40,931	$107,822

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$594,145	$594,145
Accrued liabilities	2,354,002	2,318,823
Deferred revenue	217,547	217,561
Accrued interest	65,395	58,695
Derivative liability	6	6
Term notes	25,000	25,000
Convertible notes, net of discounts	174,149	169,479

Total current liabilities and liabilities	3,430,244	3,383,709

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	101,273	101,273
Additional paid-in capital	5,132,273	5,129,643
Accumulated deficit	(8,622,859)	(8,506,803)

Total stockholders' deficiency	(3,389,313)	(3,275,887)

Total liabilities and stockholders' deficiency	$40,931	$107,822

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended
(Unaudited)

	March 31, 2013	March 31, 2012

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling and marketing	6,063	17,606
Research and development	-	1,686
General and administrative	98,621	115,310
Total operating expenses	104,684	134,602

Operating loss	(104,684)	(134,602)

Interest expense	11,372	31,152

Net loss	$(116,056)	$(165,754)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share	101,273,291	100,953,847

Note diluted shares not quoted since result would be anti dilutive

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended
Unaudited

	March 31, 2013	March 31, 2012

Operating activities
Net loss	$(116,056)	$(165,754)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	4,670	18,080
Accrual of prepayment penalties on convertible notes	-	38,156
Stock based compensation expense	2,630	9,302
Interest accrued on notes	6,700	2,415
Changes in operating assets and liabilities
Accrued liabilities	35,179	33,971
Deferred revenue	(14)	233,940

Net cash provided by (used in) operating activities	(66,891)	170,110
Financing activities
Repayment of shareholder loans	-	(48,617)
Repayment of convertible notes	-	(27,500)

Net cash provided by (used in) financing activities	-	(76,117)

Net increase (decrease) in cash and equivalents	(66,891)	93,993

Cash at beginning of period	107,822	554
Cash at end of period	$40,931	$94,547

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$18,080
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.6 million, has experienced a number of quarters with no revenue, including the current quarter, and has a cash balance of only $40,931. As of March 31, 2013, current liabilities exceeded current assets by approximately $3.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a sustainable business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and has only recently achieved a profitable quarter in September 2012, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

3. DEFERRED REVENUE

Following an initial order in 2006, in January 2012 the Company received a follow-on order from Dong Energy (“Dong”) for the supply of additional meters.   Under the terms of the agreement, the Company will supply a total of 53,500 meters for an aggregate consideration of $2,511,881. The Company is required to ship these meters in six installments. Dong has paid an initial advance of $233,975, and will pay for the balance of the contract in six equal installments following actual deliveries. Prepaid amounts are recorded as deferred revenue, and the balance of deferred revenue is amortized to revenue based on actual shipments made. At March 31, 2013, and December 31, 2012, the Company had recorded deferred revenue of $217,547 and $217,561, respectively.

4. WARRANTY RESERVE

Prior to the order from Dong, the Company estimated that it had approximately $55,000 in warranty liabilities in connection with shipments delivered under these prior orders.  The follow-on order includes shipments made as warranty replacements, and the Company is amortization the warranty reserve on a straight line basis, over the actual shipments made. As of March 31, 2013 and December 31, 2012, warranty reserves were $35,262 and $35,262, respectively, and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

March 31, 2013
Principal amount of convertible notes	$182,580
Note discount	$(52,461)
Accumulated amortization	$44,030
Net value of notes	$174,149

As at March 31, 2013 and December 31, 2012, respectively, the Company had accrued $60,627 and $54,351 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.004 at March 31, 2013, the Company would require approximately 44.5 million shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. In the absence of any new notes issued in the three months ended March 31, 2013 and 2012, there were no adjustments to the discount reserve or derivative value in either period.

At March 31, 2013, the Company valued the derivative liability and determined that the carrying value was in in line with market value.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000 that was due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $4,762 was accrued as at March 31, 2013. The note has been rolled over on a month-to-month basis since the maturity date.

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

March 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$(8,622,859)
add back compensation accruals	2,261,216
(6,361,643)
Statutory tax rate (combined federal and state)	37.60%
Non-capital tax loss	2,391,978
Valuation allowance	(2,391,978)
Deferred tax asset	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at March 31, 2013, and December 31, 2012, as follows:

	March 31, 2013	December 31, 2012
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the " Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  On December 15, 2010, the Company established an additional share incentive plan, the 2010 Share Incentive Plan (the “New Plan”), which superseded the Prior Plan, and all grants under the Prior Plan were cancelled. The New Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The New Plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all awards granted under the Plan, and 6,000,000 options were reissued under the New Plan to reflect the post-merger split of shares of forty for one.

Activity with respect to outstanding stock options under the New Plan during the three months ended March 31, 2013 was as follows:

	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2011	3,000,000	7,000,000	$0.13
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Balance March 31, 2012	3,000,000	7,000,000	$0.13

Options exercisable at March 31, 2012	3,691,781

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

During the three months ended March 31, 2013 and 2012, the Company recorded $2,630 and $2,659 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

Warrants

The Company has issued to former directors and consultants of the Company a total of 3,436,230 warrants to purchase shares of common stock at prices ranging from $.004 to $.11. The Company accounts for the compensation value embedded in the warrants in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option, and amortize the compensation expense on a straight-line basis over the shorter of the directors’ service periods or life of the warrant.

During the three months ended March 31, 2013 and 2012, the Company recorded $0 and $7,674 of equity-based compensation expense, respectively, related to warrants granted to directors and consultants.

Convertible Notes

During the three months ended March 31, 2013 and 2012 the Company converted $0 and $8, 000 of convertible notes into 0 and 638,889 shares of common stock, respectively.

8. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.  In addition the following amounts are included as outstanding liabilities arising from expenses incurred in the quarter and year to date periods as shown below.

		Balance outstanding at	Expense for three months ended
	Included in	March 31, 2013	March 31, 2013	March 31, 2012
Former chief financial officer	Accounts payable	353,918	-	-
Chief executive officer	Accrued liabilities	1,175,070	62,400	62,400
Current chief financial officer	Accrued liabilities	61,460	10,612	15,606

9. COMMITMENTS AND CONTINGENCIES

The Company has no lease commitments. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of our sole officer and director. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate.

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through May 7, 2013, the date that these financial statements were issued. There were no material events as of that date that would require disclosure in or adjustment of the financial statements.

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

RESULTS OF OPERATIONS

Working Capital

Working capital	March 31, 2013	December 31, 2012
Current assets	$40,931	$107,822
Current liabilities	3,430,244	3,383,709
Working deficit	$(3,389,313)	$(3,275,887)

Cash Flows

	March 31, 2013	March 31, 2012
Net cash provided by (used in) operating activities	(66,891)	170,110
Net cash provided by (used in) financing activities	-	(76,117)
Net increase in cash	(66,891)	93,993

Three months ended March 31, 2013 and 2012

Operating Revenues

The Company had no sales during the three month periods ending March 31, 2013 or 2012. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis.

Operating Expenses and Net Loss

For the three months ended

	March 31, 2013	March 31, 2012	Change $	Change %
Selling and marketing	$6,063	$17,606	$(11,543)
Research and development	-	1,686	(1,686)	-100%
General and administrative	98,621	115,310	(16,689)	-14%
Total operating expenses	$104,684	$134,602	$(29,918)

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses following receipt of on sales order from our previous customer in June 2012.

Research and development

The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $17,000 for the three month period ending March 31, 2013 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable increased from $169,479, net, at December 31, 2012 to $174,149, net at March 31, 2013 due to continuing amortization of note discount over the terms of the remaining notes. As a result of note repayments, interest expense including amortization of debt discount decreased to $11,372 for the three months ended March 31, 2013 from  $31,152 for the three months ended March 31, 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2013, approximately $67,000 of net cash was used by operating activities of which approximately $116,000 was due to losses from operations.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.6 million, has experienced a number of quarters with no revenue, including the current quarter, and has a cash balance of only $40,931. As of March 31, 2013, current liabilities exceeded current assets by over $3.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until later in 2013, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

None.

1.

Subsequent Issuances:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
3.01(a)	Amended and Restated Certificate of Incorporation	Filed with the SEC on May 28, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on March 19, 2007 as part of our Registration Statement on Form SB-2.
4.01	2010 Share Incentive Plan	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.02	Sample Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration on Form S-8.
4.03	Sample Non-Qualified Stock Option Grant Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
4.04	Sample Performance-Based Award Agreement	Filed with the SEC on August 23, 2010 as part of our Registration Statement on Form S-8.
10.01	Share Exchange Agreement between School4Chauffeurs, Inc., POWRtec Corporation and POWRtec Corporation Shareholders	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.
10.02	Convertible Promissory Note between the Company and Koryak Investments S.A. dated July 1, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and The Management AB dated July 9, 2010	Filed with the SEC on August 16, 2010 as part of our Quarterly Report on Form 10-Q.
10.04	Nordic Advisory Board Agreement between the Company and Anders Sagadin dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q.
10.05	Nordic Advisory Board Agreement between the Company and Anders Rudlang dated December 1, 2010	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.06	First Extension to the Management AB Note dated January 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on form 10-Q
10.07	Convertible Promissory Note between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.08	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 15, 2011	Filed with the SEC on March 24, 2011 as part of our Current Report on Form 8-K.
10.09	Subscription Agreement between the Company and Laurag Associates S.A. dated April 7, 2011.	Filed with the SEC on April 15, 2011 as part of our Annual Report on Form 10-K.
10.10	Second Extension to the Management AB Note dated April 9, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.11	Unsecured Promissory Note between the Company and Koryak Investments executed April 12, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.12	Securities Purchase Agreement between the Company and Asher dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.13	Convertible Promissory Note dated May 19, 2011	Filed with the SEC on May 24, 2011 as part of our Current Report on Form 8-K.
10.14	Securities Purchase Agreement between the Company and Asher dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.15	Convertible Promissory Note dated July 26, 2011	Filed with the SEC on July 28, 2011 as part of our Current Report on Form 8-K.
10.16	Consulting Agreement between the Company and Simon Westbrook entered into on August 3, 2011.	Filed with the SEC on March 30, 2012 as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Kyle L. Tingle, CPA, LLC, dated August 4, 2010	Filed with the SEC on August 11, 2010 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on May 17, 2010 as part of our Current Report on Form 8-K.

Exhibit
Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  May 13, 2013

/s/ Grant Jasmin

By: Grant Jasmin

Its: President , Chief Executive Officer, and Secretary

Dated:  May 13, 2013

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 13, 2013

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director