Form 10-Q
period 2013-06-30
POWRTEC CORP
filed 2013-08-12
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes       X .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .  No

As of August 2, 2013, there were 101,273,291 shares of the registrant’s $0.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
		3
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES
		15
PART II. OTHER INFORMATION
		15
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	MINE SAFETY DISCLOSURES	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

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

June 30, 2013

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$13,622	$107,822
Accounts receivable	72,420	-
Total current assets and total assets	$86,042	$107,822

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,271	$594,145
Accrued liabilities	2,405,738	2,318,823
Deferred revenue	147,987	217,561
Accrued interest	79,168	58,695
Derivative liability	6	6
Term notes	25,000	25,000
Convertible notes, net of discounts	178,872	169,479

Total current liabilities and liabilities	3,430,042	3,383,709

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	101,273	101,273
Additional paid-in capital	5,134,932	5,129,643
Accumulated deficit	(8,580,205)	(8,506,803)

Total stockholders' deficiency	(3,344,000)	(3,275,887)

Total liabilities and stockholders' deficiency	$86,042	$107,822

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended
(Unaudited)

	Three months		Six months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$472,754	$472,754	$472,754	$472,754

Cost of goods sold	320,906	320,906	320,906	320,906

Gross profit	151,848	151,848	151,848	151,848

Operating expenses
Selling and marketing	3,000	12,241	9,062	29,846
Research and development	-	2,500	-	4,186
General and administrative	87,699	104,353	186,322	225,482
Total operating expenses	90,699	119,094	195,384	259,514

Operating income (loss)	61,149	32,754	(43,536)	(107,666)

Interest expense	18,496	15,340	29,866	46,493

Net income ( loss)	$42,653	$17,414	$(73,402)	$(154,159)

Basic loss per share of common stock	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic loss per share	101,273,291	101,273,291	101,273,291	101,090,751

Basic and diluted result per share of common stock	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in fully diluted result per share	140,718,291	111,217,958	142,118,291	101,090,751

Note diluted shares results per share not quoted where the effect would be anti-dilutive.

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended
Unaudited
	June 30, 2013	June 30, 2012

Operating activities
Net loss	$(73,402)	$(154,159)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	9,393	9,166
Accrual of prepayment penalties on convertible notes	-	18,079
Stock based compensation expense	5,289	19,635
Interest accrued on notes	20,473	9,246
Conversion of note into common stock	-	37,500
Amortization of deferred revenue	(69,574)	164,380

Changes in operating assets and liabilities
Accounts receivable	(72,420)	(72,420)
Accounts payable	(874)	2
Accrued liabilities	86,915	91,437

Net cash provided by (used in) operating activities	(94,200)	122,866
Financing activities
Repayment of shareholder loans	-	(48,617)
Repayment of convertible notes	-	(27,500)

Net cash used in financing activities	-	(76,117)

Net increase (decrease) in cash and equivalents	(94,200)	46,749

Cash at beginning of period	107,822	554
Cash at end of period	$13,622	$47,303

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$1,600

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.6 million, has experienced a number of quarters with no revenue, and has a cash balance of only $13,622. As of June 30, 2013, current liabilities exceeded current assets by over $3.3 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a sustainable business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has incurred net losses since inception, is dependent on a single international customer, and has rarely achieved a profitable quarter, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

3. DEFERRED REVENUE

Following an initial order in 2006, in January 2012 the Company received a follow-on order from Dong Energy (“Dong”) for the supply of additional meters.   Under the terms of the agreement, the Company will supply a total of 53,500 meters for an aggregate consideration of $2,511,881. The Company is required to ship these meters in six installments. Dong has paid an initial advance of $233,975, and will pay for the balance of the contract in six equal installments following actual deliveries. Prepaid amounts are recorded as deferred revenue, and the balance of deferred revenue is amortized to revenue based on actual shipments made. At June 30, 2013, and December 31, 2012, the Company had recorded deferred revenue of $147,987 and $217,561, respectively.

4. WARRANTY RESERVE

Prior to the order from Dong, the Company estimated that it had approximately $55,000 in warranty liabilities in connection with shipments delivered under these prior orders.  The follow-on order includes shipments made as warranty replacements, and the Company is amortization the warranty reserve on a straight line basis, over the actual shipments made. As of June 30, 2013 and December 31, 2012, warranty reserves were $25,393 and $35,262, respectively, and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

Summary	June 30, 2013	June 30, 2012
Principal amount of convertible notes	$182,580	$182,580
Note discount	$(52,461)	$(52,461)
Accumulated amortization	$48,753	$29,811
Net value of notes	$178,872	$159,930

As at June 30, 2013 and December 31, 2012, respectively, the Company had accrued $79,168 and $58,695 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.004 at June 30, 2013, the Company would require approximately 40.0 million shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. In the absence of any new notes issued in the three months or six months ended June 30, 2013 and 2012, respectively, there were no adjustments to the discount reserve or derivative value in either period.

At June 30, 2013, the Company valued the derivative liability and determined that the carrying value was in in line with market value.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000 that was due April 12, 2012 carrying interest at the rate of  8% per annum, payable at maturity. The note has been rolled over on a month-to-month basis since the maturity date.

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

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,580,205)	$(8,416,433)
add back compensation accruals	2,319,822	1,952,414
	(6,260,383)	(6,464,019)
Statutory tax rate (combined federal and state)	37.60%	37.60%
Non-capital tax loss	2,353,904	2,430,471
Valuation allowance	(2,353,904)	(2,430,471)
Deferred tax asset	-	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at June 30, 2013, and December 31, 2012, as follows:

	June 30, 2013	December 31, 2012
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

During the six months ended June 30, 2013 there were no grants, exercises or cancellations under the Plan and at June 30, 2013, 3,691,781 shares of Common Stock remain available for future grants.

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

During the three months ended June 30, 2013 and 2012, the Company recorded $2,659 and $2,659 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

Warrants

The Company has issued to former directors and consultants of the Company a total of 3,436,230 warrants to purchase shares of common stock at prices ranging from $.004 to $0.11. The Company accounts for the compensation value embedded in the warrants in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option, and amortize the compensation expense on a straight-line basis over the shorter of the directors’ service periods or life of the warrant.

During the six months ended June 30, 2013 and 2012, the Company recorded $5,289 and $19,365 of equity-based compensation expense, respectively, related to options and warrants granted to directors and consultants.

Convertible Notes

The Company converted $0 and $10,000 of convertible notes into shares of common stock during the six months ended June 30, 2013 and 2012, respectively.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as outstanding liabilities arising from service provided by related parties and the expenses incurred by the Company in the six months ended June 30, 2013 and 2012, as shown below.

		Balance outstanding at	Expense for six months ended
	Included in	June 30, 2013	June 30, 2013	June 30, 2012
Former chief financial officer	Accounts payable	353,918	-	-
Chief executive officer	Accrued liabilities	1,225,576	124,800	124,800
Current chief financial officer	Accrued liabilities	69,560	18,713	25,281

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

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through August 1, 2013, the date that these financial statements were issued. There were no material events as of that date that would require disclosure in or adjustment of the financial statements.

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

RESULTS OF OPERATIONS

Working Capital

Working capital	June 30, 2013	December 31, 2012
Current assets	$86,042	$107,822
Current liabilities	3,430,042	3,383,709
Working deficit	$(3,344,000)	$(3,275,887)

Cash Flows

	June 30, 2013	June 30, 2012
Net cash provided by (used in) operating activities	(94,200)	122,866
Net cash provided by (used in) financing activities	-	(76,117)
Net increase in cash	(94,200)	46,749

Three months ended June 30, 2013 and 2012

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. Shipments took place in both of the three month periods ended June 30, 2013 and 2012 respectively although there are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the three months ended

	June 30, 2013	June 30, 2012	Change $	Change %
Selling and marketing	$3,000	$12,241	$(9,241)	-75%
Research and development	-	2,500	(2,500)	-100%
General and administrative	87,699	104,353	(16,654)	-16%
Total operating expenses	$90,699	$119,094	$(28,395)	-24%

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses follow receipt of a sales order from our previous customer in June 2012.

Research and development

The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $17,000 for the three month period ending June 30, 2013 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable increased from $169,479, net, at December 31, 2012 to $178,872, net at June 30, 2013 due to continuing amortization of note discount over the terms of the remaining notes. Interest expense including amortization of debt discount increased from $15,340 for the three months ended June 30, 2012 to $18,496 for the three months ended June, 30, 2013.

Six months ended June 30, 2013 and 2012

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. Shipments took place in both of the six month periods ended June 30, 2013 and 2012 respectively although there are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the six months ended

	June 30, 2013	June 30, 2012	Change $	Change %
Selling and marketing	$9,062	$29,846	$(20,784)	-70%
Research and development	-	4,186	(4,186)	-100%
General and administrative	186,322	225,482	(39,160)	-17%
Total operating expenses	$195,384	$259,514	$(64,130)	-25%

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses follow receipt of a sales order from our previous customer in June 2012.

Research and development

The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $39,000 for the six month period ending June 30, 2013 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable increased from $169,479, net, at December 31, 2012 to $178,872, net at June 30, 2013 due to continuing amortization of note discount over the terms of the remaining notes. As a result of approaching note maturities and near full amortization of debt discount, interest expense including amortization of debt discount decreased from $46,493 for the six months ended June 30, 2012 to $29,866 for the six months ended June, 30, 2013.

Liquidity and Capital Resources

During the three months ended June 30, 2013, approximately $94,000 of net cash was used by operating activities of which approximately $73,000 was due to losses from operations.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.6 million, has experienced a number of quarters with no revenue, and has a cash balance of only $13,622. As of June 30, 2013, current liabilities exceeded current assets by over $3.3 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until later in 2014, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of our corporate office as well as past due rent in the amount of $126,189.11, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420.06 for each day that the Company remained in possession from November 1, 2010 through entry of judgment. Judgment has been entered in favor of Plaintiff for $139,000 which has been accrued by the Company in accounts payable and accrued liabilities.

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

Dated:  August 12 2013

/s/ Grant Jasmin

By: Grant Jasmin

Its: President , Chief Executive Officer, and Secretary

Dated:  August 12, 2013

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 12, 2013

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director