Form 10-Q
period 2013-09-30
POWRTEC CORP
filed 2013-11-14
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, there were 101,273,291 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

POWRtec International Corp.

September 30, 2013

Index

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to the Consolidated Financial Statements	7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash	$3,909	$107,822
Accounts receivable	72,420	-
Total current assets and total assets	$76,329	$107,822

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$593,271	$594,145
Accrued liabilities	2,479,624	2,318,823
Deferred revenue	147,987	217,561
Accrued interest	79,154	58,695
Derivative liability	6	6
Term notes	25,000	25,000
Convertible notes, net of discounts	181,667	169,479

Total current liabilities and liabilities	3,506,709	3,383,709

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 101,273,291 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	101,273	101,273
Additional paid-in capital	5,137,591	5,129,643
Accumulated deficit	(8,669,244)	(8,506,803)

Total stockholders' deficiency	(3,430,380)	(3,275,887)

Total liabilities and stockholders' deficiency	$76,329	$107,822

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended
(Unaudited)

	Three months		Nine months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$-	$472,754	$472,754	$945,509

Cost of goods sold	-	320,906	320,906	641,812

Gross profit	-	151,848	151,848	303,697

Operating expenses
Selling and marketing	3,566	13,821	12,627	43,667
Research and development	-	-	-	4,186
General and administrative	82,691	116,519	269,014	341,926
Total operating expenses	86,257	130,340	281,641	389,779

Operating income (loss)	(86,257)	21,508	(129,793)	(86,082)

Interest expense	2,782	11,694	32,648	58,187

Net income ( loss)	$(89,039)	$9,814	$(162,441)	$(144,269)

Basic loss per share of common stock	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic loss per share	101,273,291	101,273,291	101,273,291	101,145,513

Fully diluted result per share of common stock		$0.00

Weighted average number of common shares outstanding used in fully diluted result per share		111,104,368

Note diluted shares results per share not quoted where the effect would be anti-dilutive.

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended
Unaudited

	September 30, 2013	September 30, 2012

Operating activities
Net loss	$(162,441)	$(144,269)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	12,188	13,940
Accrual of prepayment penalties on convertible notes	-	18,079
Stock based compensation expense	7,948	29,998
Interest accrued on notes	20,459	16,166
Amortization of deferred revenue	(69,574)	94,821

Changes in operating assets and liabilities
Accounts receivable	(72,420)	(144,840)
Accounts payable	(874)	1
Accrued liabilities	160,801	161,710

Net cash provided by (used in) operating activities	(103,913)	45,606
Financing activities
Repayment of shareholder loans	-	(11,117)
Repayment of convertible notes	-	(27,500)

Net cash used in financing activities	-	(38,617)

Net increase (decrease) in cash	(103,913)	6,989

Cash at beginning of period	107,822	554
Cash at end of period	$3,909	$7,543

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$1,600

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.7 million, has experienced a number of quarters with no revenue, and has a cash balance of only $3,909. As of September 30, 2013, current liabilities exceeded current assets by over $3.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a sustainable business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has incurred net losses since inception, is dependent on a single international customer, and has rarely achieved a profitable quarter, it will most likely be required to raise additional funds through convertible debt, debt or equity financings or by selling its assets.

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

3. DEFERRED REVENUE

Following an initial order in 2006, in January 2012 the Company received a follow-on order from Dong Energy (“Dong”) for the supply of additional meters.   Under the terms of the agreement, the Company will supply a total of 53,500 meters for an aggregate consideration of $2,511,881. The Company is required to ship these meters in six installments. Dong has paid an initial advance of $233,975, and will pay for the balance of the contract in six equal installments following actual deliveries. Prepaid amounts are recorded as deferred revenue, and the balance of deferred revenue is amortized to revenue based on actual shipments made. At September 30, 2013, and December 31, 2012, the Company had recorded deferred revenue of $147,987 and $217,561, respectively.

4. WARRANTY RESERVE

Prior to the order from Dong, the Company estimated that it had approximately $55,000 in warranty liabilities in connection with shipments delivered under these prior orders.  The follow-on order includes shipments made as warranty replacements, and the Company is amortizating the warranty reserve on a straight line basis, over the actual shipments made. As of September 30, 2013 and December 31, 2012, warranty reserves were $25,393 and $35,262, respectively, and are included in accrued liabilities in the accompanying financial statements.

5. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years.

Summary	September 30, 2013
Principal amount of convertible notes issued	$290,080
Amounts repaid	(89,500)
Amounts converted	(18,000)
Balance of principal amount	182,580
Note discount	(52,461)
less Accumulated amortization of discount	51,549
Convertible notes, net of discount	$181,667

As at September 30, 2013 and December 31, 2012, respectively, the Company had accrued $79,154 and $58,695 of interest on the notes, which will be repaid, or converted into common stock on maturity.  Based on the share price of $.004 at September 30, 2013, the Company would require approximately 46.0 million shares of common stock to convert the notes then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. In the absence of any new notes issued in the three months or nine months ended September 30, 2013 and 2012, respectively, there were no adjustments to the discount reserve or derivative value in either period.

At September 30, 2013, the Company valued the derivative liability and determined that the current carrying value was in in line with market value.

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

	September 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forwards	$(8,669,244)	$(8,506,803)
add back compensation accruals	$2,319,822	2,219,547
	(6,349,422)	(6,287,256)
Statutory tax rate (combined federal and state)	37.60%	37.60%
Non-capital tax loss	2,387,383	2,364,008
Valuation allowance	(2,387,383)	(2,364,008)
Deferred tax asset	-	-

A valuation allowance for the deferred tax asset has been provided, as it is more likely that not that this asset will not be realized.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at September 30, 2013, and December 31, 2012, as follows:

Authorized shares
	September 30, 2013	December 31, 2012
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

During the nine months ended September 30, 2013 there were no grants, exercises or cancellations under the Plan and at September 30, 2013, 3,691,781 shares of Common Stock remain available for future grants.

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

During the nine months ended September 30, 2013 and 2012, the Company recorded $7,948 and $8,006 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the three months ended September 30, 2013 and 2012, the Company recorded $0 and $23,022 of equity-based compensation expense, respectively, related to warrants granted to directors and consultants.

Convertible Notes

The Company converted $0 and $10,000 of convertible notes into shares of common stock during the nine months ended September 30, 2013 and 2012, respectively.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as outstanding liabilities arising from service provided by related parties and the expenses incurred by the Company in the nine months ended September 30, 2013 and 2012, as shown below.

		Balance outstanding at	Expense for nine months ended
	Included in	September 30, 2013	September 30, 2013	September 30, 2012
Former chief financial officer	Accounts payable	$353,918	$-	$-
Chief executive officer	Accrued liabilities	$1,287,976	$187,200	$187,200
Current chief financial officer	Accrued liabilities	$76,045	$24,788	$37,656

9. COMMITMENTS AND CONTINGENCIES

The Company has no lease commitments. We are currently using free generic executive office space on a month-to-month basis. The space is being provided to us by an unrelated business associate of one of our officers and directors. It is our belief that the space is adequate for our immediate needs. Additional space may be required if we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not own any real estate.

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through November 11, 2013, the date that these financial statements were issued.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013	December 31, 2012
Current assets	$76,329	$107,822
Current liabilities	3,506,709	3,383,709
Working deficit	$(3,430,380)	$(3,275,887)

Cash Flows

	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	(103,913)	45,606
Net cash used in financing activities	-	(38,617)
Net increase in cash	(103,913)	6,989

Three months ended September 30, 2013 and 2012

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. Shipments took place in both of the three month periods ended September 30, 2013 and 2012 respectively although there are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the three months ended

	September 30, 2013	September 30, 2012	Change $	Change %
Selling and marketing	$3,566	$13,821	$(10,255)	-74%
Research and development	-	-	-
General and adiministrative	82,691	116,519	(33,828)	-29%
Total operating expenses	$86,257	$130,340	$(44,083)	-34%

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses follow receipt of a sales order from our previous customer in June 2012.

Research and development

The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $34,000 for the three month period ended September 30, 2013 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable increased from $169,479, net, at December 31, 2012 to $181,667, net at September 30, 2013 due to continuing amortization of note discount over the terms of the remaining notes. Interest expense including amortization of debt discount decreased from $11,694 for the three months ended September 30, 2012 to $2,782 for the three months ended September 30, 2013.

Nine months ended September 30, 2013 and 2012

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. Shipments took place in both of the nine month periods ended September 30, 2013 and 2012 respectively although there are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the nine months ended

	September 30, 2013	September 30, 2012	Change $	Change %
Selling and marketing	$12,627	$43,667	$(31,040)	-71%
Research and development	-	4,186	(4,186)	-100%
General and adiministrative	269,014	341,926	(72,912)	-21%
Total operating expenses	$281,641	$389,779	$(108,138)	-28%

Selling and marketing

Selling and marketing activities have decreased in the current quarter as a result of reduced travel expenses follow receipt of a sales order from our previous customer in June 2012.

Research and development

The Company has reduced its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $73,000 for the nine month period ended September 30, 2013 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to the service and other costs of compliance.

Interest expenses

Interest expense relates to the notes issued by the Company to generate cash and pay for operating expenses, commencing in 2010. Convertible notes payable increased from $169,479, net, at December 31, 2012 to $181,667, net at September 30, 2013 due to continuing amortization of note discount over the terms of the remaining notes. As a result of approaching note maturities and near full amortization of debt discount, interest expense including amortization of debt discount decreased from $58,187 for the nine months ended September 30, 2012 to $32,648 for the nine months ended September, 30, 2013.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, approximately $104,000 of net cash was used by operating activities of which approximately $162,000 was due to losses from operations, offset by changes in working capital.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.7 million, has experienced a number of quarters with no revenue, and has a cash balance of only $3,909. As of September 30, 2013, current liabilities exceeded current assets by over $3.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

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

MINE SAFTEY DISCLOSURES

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

Dated:  November 14 2013

/s/ Grant Jasmin

By: Grant Jasmin

Its: President , Chief Executive Officer, and Secretary

Dated:  November 14, 2013

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,

Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 14, 2013

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director