Form 10-K
period 2013-12-31
POWRTEC CORP
filed 2014-03-31
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $199,974 based upon the price ($0.004) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWT.OB.”

As of March 28, 2013, there were 102,780,377 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

POWRtec products address a global market with approximately 210,000 meters already delivered into Denmark through the end of 2013 and a further 25,000 meters ordered for delivery during 2014.  POWRtec is also working on opportunities in Norway as well as India. The market for intelligent meters is influenced among other things by energy shortages, volatile prices, deregulation, and privatization.

Although there is no single other producer of intelligent metering solutions identical to POWRtec’s networked intelligent meters, there are some near-competitors in the market space. Among these are ABB, Echelon, Landis+Gyr, Larsen & Tourbo and others. Nearly all of POWRtec’s competitors are very large organizations with significant overhead expenses. POWRtec, on the other hand, aims to have an organization, a Research and Development function and a Production workflow and capability that will ensure a scalability of operations. POWRtec’s cost-effective designs, low-cost manufacturing and low overhead allow it to offer smart meters at an attractively low price. More importantly, POWRtec’s relatively small size allows for customer flexibility and the opportunity to modify and customize standard products to meet client special needs. The meters are developed in the USA, and are manufactured in China.

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

POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. However, it is important for the Company to stay ahead of the competition by continually meeting new demands and adding new functions that will benefit both end users as well as utility providers. POWRtec’s meters can come equipped with GSM and GPRS as well as infrared, Ethernet, or ZigBee and as markets develop the Company intends to consider other communications protocols as well. The Company has limited funds and currently relies on a network of independent consultants to carry out R&D projects when required. No R&D activities took place during 2013.

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

Research and Product Development

As a result of limited resources, POWRtec relies on independent consultants for any immediate or future development needs related to current or new accounts. This approach minimizes current cost, yet provides flexibility to develop new features identified by discussions with prospective customers and presence at trade shows.

Scalability of Operations

POWRtec aims to have an organization, Research and Development function and Production workflow and capability that will allow for scalability of operations. By contracting out production, POWRtec has the ability to ramp up output to meet customer demand without carrying fixed costs of production.

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

Employees

As of March 29, 2013, we have 2 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB from January 1, 2012 to December 31, 2013, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  No price is shown where the reported price rounds to $0.00 after two decimal places.

Quarter	Year	High	Low
First	2012	$0.20	$0.01
Second	2012	$0.02	$0.01
Third	2012	$0.02	$ -
Fourth	2012	$0.01	$ -
First	2013	$0.01	$ -
Second	2013	$0.01	$ -
Third	2013	$0.01	$ -
Fourth	2013	$0.01	$ -

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

Record Holders

As of December 31, 2013, an aggregate of 102,780,377 shares of our common stock were issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

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

Results of Operations

The following analysis is of selected statement of operations data from our audited financial statements for the year ended December 31, 2013 and 2012.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues, Cost of Revenues and Gross Margin

During 2012, the Company received an order for approximately $2.5 million of its intelligent power meters. This was our first order since 2009 from our one and only customer in Denmark.  That order is shippable in several installments with approximately $946,000 shipping in 2012, $400,000 shipping in 2013, and the balance expected to ship in 2014. While the Company is using its best efforts to secure more orders either from this customer, or from new customers, it has been limited by lack of cash, limited manpower, and lack of resources to travel, attend trade shows and otherwise explore new sales opportunities.  The Company has continued to look for new customers through attendance at trade shows, networking with distribution channels, and using the internet however the conservative nature of most utility companies results in slow conversion and adoption rates. As at December 31, 2013, the Company established a reserve for $72,420 against a receivable of $72,420 from the Danish customer because they had still not paid for a delivery shipped and billed in June 2013.

The Company uses an independent sub contract manufacturer to build its power meters, and has placed a firm priced purchase order to match its obligations under the sales order received from its customer which is expected to result in an overall gross margin of 32% on the complete order. The Company carries no inventory as all orders are made specifically against customer orders.

Operating Expenses

Selling and Marketing

Selling and Marketing expense decreased approximately $45,000, or 74%, from approximately $61,000 during the year ended December 31, 2012, to approximately $16,000 during the year ended December 31, 2013 as a result of travel reductions following negotiation of the Danish sales contract in 2012.

Research and Development Costs

Research and development costs decreased approximately $4,000 or 100%, from approximately $4,000 during the year ended December 31, 2012, to nothing during the year ended December 31, 2013.  Following development work for the Danish sales order received in 2012, R&D activities have been cut to conserve cash until potential sales prospects emerge.

General and Administrative

General and Administrative expenses decreased approximately $74,000 or 17%, from approximately $429,000 during the year ended December 31, 2012, to approximately $355,000 during the year ended December 31, 2013.  The decrease related mainly to a $46,000 reduction in travel expenses following a cut back in travel following the signing of the Danish sales order in 2012, and $25,000 reduction in non-cash compensation expense as a result of full amortization being achieved upon completion of vesting conditions. The G&A expense for the year ended December 31, 2013 and December 31, 2012 includes approximately $214,000 and $208,000, respectively, for executive payroll that was accrued but not paid.

Non-operating expenses

Non- operating expenses include interest and revaluation adjustments related to derivative liabilities. Interest, including amortization of discount on convertible notes was $40,480 for the year ended December 31, 2013 compared to $69,881 for the year ended December 31, 2012. The reduction was due to the fact that the discount reserves became fully amortized and no new notes were issued.

During 2012, the Company experienced a drastic decline in the market price of its common shares to less than $.01 as a result of which it booked a revaluation gain of $16,227 in adjusting the value of its derivative liabilities to reflect the market value of its stock.

The residual value of the derivative liability at December 31, 2012 was $6, leaving no room for any further adjustments in 2013.

Liquidity and Capital Resources

During the year ended December 31, 2013, approximately $119,000 of net cash was used by operating activities. $11,000 was advanced by a related party to cover payment of certain overdue accounts.  The Company had cash of $5 and an overdraft of $99 at December 31, 2013.

During the year ended December 31, 2012, approximately $156,000 of net cash was provided by operating activities. The Company used approximately $49,000 for the repayment notes from a related party. The company had a cash balance of $107,822 at December 31, 2012 following payment for two shipments of meters to a Danish customer.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.8 million and has an overdraft of $99 and offsetting cash balance of only $94. As of December 31, 2013, current liabilities and total liabilities exceeded current assets and total assets by approximately $3,599,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2014 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Future Financings

We intend to rely on proceeds from sale of our meters and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

PowrTec International Corp.

Campbell, California

We have audited the accompanying consolidated balance sheets of PowrTec International Corp. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of PowrTec International Corp.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowrTec International Corp. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, as of December 31, 2013 the Company has negative working capital of $3,598,703 and a stockholders’ deficiency $3,598,703.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to, among other things, attain profitable operations and generate sufficient cash flows to meet its obligations and sustain its operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company P.A.

Hackensack, New Jersey

March 28, 2014

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5	$107,822

Accounts receivable, net of allowances	-	-

Total current assets and total assets	$5	$107,822

Liabilities and stockholders' deficiency
Current liabilities:
Bank overdraft	$99	$-
Accounts payable	593,271	594,145
Payable to related parties	1,436,209	1,187,436
Accrued liabilities	1,116,488	1,131,387
Deferred revenue	147,987	217,561
Accrued interest	86,074	58,695
Derivative liability	-	6
Notes payable
Notes due to related party	11,000	-
Term notes	25,000	25,000
Convertible notes, net of discounts	182,580	169,479

Total current liabilities and liabilities	3,598,708	3,383,709

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,102,780,377 shares issued and outstanding at December 31, 2013 and December 31, 2012.	102,780	102,780
Additional paid-in capital	5,138,778	5,128,136
Accumulated deficit	(8,840,261)	(8,506,803)

Total stockholders' deficiency	(3,598,703)	(3,275,887)

Total liabilities and stockholders' deficiency	$5	$107,822

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2013	December 31, 2012

Revenue	$400,334	$945,509

Cost of goods sold	320,906	641,812

Gross profit	79,428	303,697

Operating expenses
Selling and marketing	15,824	61,093
Research and development	-	4,186
General and administrative	356,582	429,293
Total operating expenses	372,406	494,572

Operating loss	(292,978)	(190,875)

Interest expense and amortization of note discount	40,480	69,881
Gain on revaluation of derivative liability	-	(16,227)

Net loss	$(333,458)	$(244,529)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share	102,780,377	101,145,513

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2013	December 31, 2012

Operating activities
Net loss	$(333,458)	$(244,529)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	13,101	30,568
Provision for bad debt reserve	72,420	-
Stock based compensation expense	10,636	35,313
Interest accrued on notes	27,379	23,087
Changes in operating assets and liabilities
Accounts receivable	(72,420)	-
Accounts payable	(874)	875
Payable to related parties	248,773	244,452
Accrued liabilities	(14,899)	(28,702)
Deferred revenue	(69,574)	94,821
Net cash provided (used) by operating activities	(118,916)	155,885

Financing activities
Receipt (repayment) of related party notes	11,000	(48,617)
Drawings on overdraft	99	-
Net cash provided (used) by financing activities	11,099	(48,617)

Net increase (decrease) in cash and equivalents	(107,817)	107,268

Cash and cash equivalents at beginning of year	107,822	554
Cash and cash equivalents at end of year	$5	$107,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

Consolidated Statements of Stockholders' Deficiency

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Capital	Deficit	Total

Balance December 31, 2011	100,634,402	$100,634	$5,034,663	$(8,262,274)	$(3,126,977)

Stock based compensation expense on options	-	-	9,663	-	9,663
Stock based compensation expense on warrants	-	-	25,650	-	25,650
Conversion of note into common shares	2,145,975	2,146	58,160	-	60,306
Net loss for year ended December 31, 2012	-	-	-	(244,529)	(244,529)

Balance December 31, 2012	102,780,377	$102,780	$5,128,136	$(8,506,803)	$(3,275,887)

Stock based compensation expense on options	-	-	10,636	-	10,636
Amortization of derivative liability	-	-	6	-	6
Net loss for year ended December 31, 2012	-	-	-	(333,458)	(333,458)

Balance December 31, 2012	102,780,377	$102,780	$5,138,778	$(8,840,261)	$(3,598,703)

The accompanying notes are an integral part of these financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 & 2012

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

Accordingly, the consolidated statements of operations include the results of operations of POWRtec from its inception, and the results of operations of SFCF from the Acquisition Date through December 31, 2013. Our fiscal year end is December 31.

Going concern

The financial statements are presented on the basis that the Company is a going concern, a concept that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.8 million and has an overdraft of $99 and a cash balance of only $5. As of December 31, 2013, current liabilities and total liabilities exceeded current assets and total assets by approximately $3,599,000.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2014 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Concentration of Credit Risk

The Company places its cash with a commercial financial institution and at times may exceed federally insured limits. Management believes that this institution is financially sound and accordingly, minimal credit risk exists. To date the Company sells its meters to a single customer who is required to pay within 30 days of acceptance of deliveries. As at December 31, 2013, that customer had a balance of $72,420 that had remained unpaid since June 2013 and accordingly, the Company reserved against this receivable in full.

Cash and cash equivalents

The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents.  The carrying amounts approximate fair market value because of the short maturity.

The Company maintains cash balances at a commercial financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at may, at times, exceed the federally insured limits.  The Company has not experienced any losses in such accounts.

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

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace. We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

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

	Year ended
	December 31, 2013	December 31, 2012

Net loss allocable to common shareholders	$(333,458)	$(244,529)

Basic and diluted loss per share allocable to common stockholders	$(0.00)	$(0.00)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	102,780,377	101,145,513

The fully-diluted earnings per share is not reported where the result would be anti-dilutive.

Revenue recognition

Revenues are generally recognized upon shipment of product, which corresponds with the transfer of title. The Company requires payment by irrevocable letter of credit for all sales. Delivery is considered to occur when title to the products has passed to the customer, which typically occurs at physical delivery of the products from the Company’s contract manufacturers to a common carrier. The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists; products are shipped and the customer takes delivery and assumes the risk of loss; the selling price is fixed or determinable; and collectability of the selling price is reasonably assured. The costs of shipping are billed to the customer upon shipment and are included in cost of sales. To date the Company sells its meters to a single customer who is required to pay within 30 days of acceptance of deliveries. As at December 31, 2013, that customer had a balance of $72,420 that had remained unpaid since June 2013 and accordingly, the Company reserved against this receivable in full and reduced revenue by this same amount.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Derivatives

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on an analysis of historical volatilities of similarly situated companies in the marketplace. We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at December 31, 2013 and 2012 was $147,987 and, $217,561, respectively.

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   As of December 31, 2013 and 2012, warranty reserves were $25,393 and $35,262, respectively and were included as accrued liabilities in the accompanying balance sheets.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  The net balance outstanding under these notes was $11,000 and $0 at December 31, 2013 and December 31, 2012, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years. As of November 2, 2013 the notes have all matured and the Company has attempted to repay the noteholders, however such attempts have been unsuccessful as the Company has been unable to locate the noteholders at the addresses provided, nor find them in an internet search. The Company has continued to accrue interest while it seeks an appropriate resolution.

Summary of convertible notes as at December 31, 2013
Date of Loan	Date of maturity		Annual interest rate	Conversion terms	Balance start of year	Issued in year	Converted in year	Repaid in year	Balance end of year
July 7, 2010	July 7, 2011	*	8.0%	75% of the avg of closing price in 30 trading days preceding conversion	$ 50,000				$ 50,000
July 9, 2010	April 9, 2011	*	60.0%	Convertible into 65,000 shares at $0.50 p/s for principal & Int if not paid when due	$ 25,000				$ 25,000
November 2, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06	$ 45,000				$ 45,000
November 3, 2011	November 2, 2013		6.0%	85% of the avg of closing price in 30 trading days preceding conversion, but not less than $0.06	$ 62,580				$ 62,580

* Note rolled over on month to month terms.					$ 182,580	$ -	$ -	$ -	$ 182,580

As at December 31, 2013 and 2012, the Company had accrued $86,074 and $58,695, respectively of interest on the notes, which will be paid, or converted into common stock when the noteholders can be contacted.  Based on the share price of $.002 at December 31, 2013, the Company would require 92,751,347 shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the years ended December 31, 2013 and 2012, no derivative value was added to the discount reserve or derivative liability in these years, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. At December 31, 2012, the Company valued the derivative liability and determined that the carrying value was in excess of the market value by $16,227 and, accordingly, reduced the derivative liability by this amount, with an offset entry to gain on revaluation of derivative liability in the accompanying statements of operations. As at December 31, 2013, the convertible notes had reached maturity, the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $2,000 was accrued as at December 31, 2013 and 2012, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$(8,840,261)
add back timing differences
Accrued compensation and other accruals	2,551,313
Accrued interest	86,074
Deferred revenue	147,987
(6,054,887)
Statutory tax rate (combined federal and state)	37.60%
Deferred tax asset	2,276,638
Valuation allowance	(2,276,638)
Deferred tax asset	-

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

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has authorized shares of common and preferred stock for issuance at December 30, 2013, and December 31, 2012, as follows:

	December 31, 2013	December 31, 2012
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

Activity with respect to outstanding stock options under the Plan during 2013 and 2012 was as follows:

In 000s shares	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2011	8,000,000	7,000,000	$ 0.13
Granted
Exercised	-	-
Cancelled	-	-
Balance Dec 31, 2012	8,000,000	7,000,000	$ 0.13
Granted
Exercised	-	-
Cancelled	-	-
Balance Dec 31, 2013	8,000,000	7,000,000	$ 0.13

Options exercisable as of December 31, 2013		4,130,137	$ 0.10

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

During the years ended December 31, 2013 and 2012, the Company recorded  $10,636 and $9,663 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the year ended December 31, 2013 and 2012, the Company recorded $0 and $25,650 of equity-based compensation expense, respectively, related to warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of loans provided to the Company by certain officers of the Company.

Payables to related parties as of December 31, 2013 and December 31, 2012 includes approximately $1,350,376 and $1,137,000, respectively, of accrued payroll due to our Chief Executive Officer and $85,833 and $50,848, respectively, of accrued consulting fees payable to our Chief Financial Officer.

10. CONCENTRATIONS

100% of our sales were made to a single customer, and 100% of our purchases came from a single vendor in 2013 and 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company	Date of Appointment
Grant Jasmin	61	CEO, President, Secretary and Director	April 16, 2010
Simon Westbrook	65	CFO and Treasurer	August 3, 2011

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

Simon Westbrook  - Mr. Westbrook was appointed Chief Financial Officer of Powrtec in July 2011. Since May 2009 he has specialized in providing contract CFO services to early stage technology companies. From May 2005 to May 2009 Mr. Westbrook served as Chief Financial Officer of Public Wireless, Inc, a Silicon Valley company specializing in wireless communication infrastructure and from 2004 to 2005 he was CFO of Nanoamp Solutions Inc. a memory IC company. Prior to joining Nanoamp, Mr. Westbrook was Chief Financial Officer at Sage, Inc. (NASDAQ: SAGI), a company specializing in flat panel displays.  Before joining Sage, Mr. Westbrook held a number of senior financial positions at Creative Technology (NASDAQ: CREAF), a leading PC multimedia company, and Atari Corp (AMEX: ATC), the video game and home computer company both in the USA and overseas.  He is a Chartered Accountant and holds a masters degree in Economics from Trinity College, Cambridge in the United Kingdom. Mr. Westbrook was appointed as an officer on account of his prior experience.

Identification of Significant Employees

As of the date of this Report we have 2 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified Deferred Compensation earnings ($)	All Other Compensation ($)		Total ($)
Grant Jasmin (from April 16, 2010)	2013	$249,600	a							$ -		$ 249,600
CEO, President, Secretary, Director	2012	$249,600	a							$ -		$ 249,600

Simon Westbrook (from August 3, 2011)	2013					$ 10,636	c			$ 34,986	b	$ 45,622
CFO and Treasurer	2012					$ 10,695	c			$ 46,881	b	$ 57,576

a)

The salary payable to Mr. Jasmin was accrued in 2013 and 2012. Due to lack of resources only $41,668 was paid in 2012, $35,813 was paid in 2013, and the remaining unpaid balance is included in payables to related parties at December 31, 2013.

b)

Represents consulting fees for services provided in the years ended December 31, 2012 and 2013. Due to lack of resources, only $7,426 was paid in 2012, nothing was paid in 2013, and the remaining unpaid balance is included in payables to related parties at December 31, 2013.

c)

Represents the value of options granted during the year. The value of the award will be expensed as compensation expense in 48 equal installments over the service period provided by Mr. Westbrook.

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

Outstanding Equity Awards at Fiscal Year-End

Except as described in the Summary Compensation table above, no officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2013.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 101,273,291 issued and outstanding shares of common stock as of March 29, 2014 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		December 31, 2013
Name and Address of Beneficial Owner		Amount of Beneficial Ownership	Percentage of Common Stock
Grant Jasmin		15,055,600	14.6%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Simon Westbrook	4	603,425	0.6%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Directors and officers as a group		15,659,025	15.2%

John Heibel		19,461,600	18.9%
498 Glen Canyon Court, Santa Cruz, CA 95060

NESA A/S
Nesa Alle 1, 2820 Gentofie, Denmark	3	10,822,640	10.5%

Sidoh Mal Air Products		5,377,000	5.2%
745 Camden Ave, Ste D, Campbell, CA 95008

Total Affiliate shares		51,320,265	49.9%
Non Affiliate shares		51,460,112	50.1%

Total shares OS		102,780,377	100%

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

(2)

Applicable percentage of ownership is based on 102,780,377 shares of common stock outstanding on March 28, 2014. Our common stock is our only issued and outstanding class of securities eligible to vote.

(3)

Rene Vedoe, a resident of Denmark, has dispositive and voting power over the shares of NEAS A/S. DONG Energy is the beneficial owner of these shares.

(4)

Beneficial ownership consists of 603,425 options to purchase common stock, which will be vested and exercisable within 60 days of December 31, 2013.

Changes in Control

There were no changes of control during the year ended December 31, 2013.

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

Related Party Transactions

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  The net balance outstanding under this note was $11,000 and $0 at December 31, 2013 and December 31, 20112, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

Payables to related parties as of December 31, 2013 and December 31, 2012 includes $1,350,376 and $1,137,000, respectively, of accrued payroll liabilities to our Chief Executive Officer and $85,833 and $50,848, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Years ended
		December 31, 2013	December 31, 2012
Audit Fees	(1)	$12,000	$14,060
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-

Total		$12,000	$14,060

Audit Fees

During the fiscal years ended December 31, 2013 and 2012, we incurred $12,000 and $14,060, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years then ended.

Audit-Related Fees

No audit related services were provided and no fees billed during the fiscal years ended December 31, 2013 and 2012 by our principal independent accountants.

Tax Fees

No tax related services were provided and no fees billed during the fiscal years ended December 31, 203 and 2012 by our principal independent accountants.

All Other Fees

No other services were provided and no other fees were billed during the fiscal years ended December 31, 2013 and 2012 for other products and services provided by our principal independent accountants.

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

Dated:  March 31, 2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Director

Dated:  March 31, 2014

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 31, 2014

/s/ Grant Jasmin

Grant Jasmin, President, Chief Executive Officer, Secretary and Director

Dated:  March 31, 2014

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer