Form 10-Q
period 2014-03-31
POWRTEC CORP
filed 2014-05-15
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 102,780,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

March 31, 2014

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash	$4,512	$5

Accounts receivable, net of allowances	-	-

Total current assets and total assets	$4,512	$5

Liabilities and stockholders' deficiency
Current liabilities:
Bank overdraft	$-	$99
Accounts payable	593,271	593,271
Payable to related parties	1,542,597	1,447,209
Accrued liabilities	1,111,403	1,116,488
Deferred revenue	147,987	147,987
Accrued interest	94,084	86,074
Notes payable
Term notes	25,000	25,000
Convertible notes, net of discounts	182,580	182,580

Total current liabilities and total liabilities	3,696,922	3,598,708

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 102,780,377 shares issued and outstanding at March 31, 2014 and December 31, 2013.	102,780	102,780
Additional paid-in capital	5,141,408	5,138,778
Accumulated deficit	(8,936,598)	(8,840,261)

Total stockholders' deficiency	(3,692,410)	(3,598,703)

Total liabilities and stockholders' deficiency	$4,512	$5

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended
(Unaudited)
	March 31, 2014	March 31, 2013

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling and marketing	2,575	6,063
General and administrative	85,752	98,621
Total operating expenses	88,327	104,684

Operating loss	(88,327)	(104,684)

Interest expense and amortization of note discount	8,010	11,372

Net loss	$(96,337)	$(116,056)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
used in basic and diluted loss per share	102,780,377	102,780,377

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31, 2014	March 31, 2013

Operating activities
Net loss	$(96,337)	$(116,056)
Adjustments to reconcile net loss to net cash provided (used in) operating activities
Amortization of discount on convertible notes	-	4,670
Stock based compensation expense	2,630	2,630
Interest accrued on notes	8,010	6,700

Changes in operating assets and liabilities
Payable to related parties	95,388	-
Accrued liabilities	(5,085)	35,179
Deferred revenue	-	(14)
Net cash provided by (used in) operating activities	4,606	(66,891)
Financing activities
Repayment of overdraft	(99)	-
Net cash provided by (used in) financing activities	(99)	-

Net increase (decrease) in cash and equivalents	4,507	(66,891)

Cash at beginning of period	5	107,822
Cash at end of period	$4,512	$40,931

Supplemental disclosures of cash flow information:
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

On May 14, 2010, SFCF, POWRtec Corporation, a Delaware corporation (“POWRtec”) and the shareholders of POWRtec (the “POWRtec Shareholders”) closed a transaction pursuant to that certain Share Exchange Agreement (the “Share Exchange Agreement”), whereby SFCF acquired approximately 100% of the outstanding shares of common stock of POWRtec (the “POWRtec Stock”) from the POWRtec Shareholders.  In exchange for the POWRtec Stock, SFCF issued 1,750,001 shares of its common stock. As a result of closing the transaction the POWRtec Shareholders held approximately 70% of our issued and outstanding common stock.

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

These financial statements report on the consolidated results of POWRtec International Corp. from April 19, 2006 and POWRtec Corporation from the date of the merger in May 14, 2010. Our fiscal year end is December 31.

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.9 million, has experienced a number of quarters with no revenue, and has a cash balance of only $4,512. As of March 31, 2014, total liabilities exceeded total assets by over $3.6 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at March 31, 2014 and December 31, 2013 was $147,987 and, $147,987, respectively

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   As of March 31, 2014 and December 31, 2013, warranty reserves were $25,393 and $25,393, respectively and were included as accrued liabilities in the accompanying balance sheets.

5. NOTES PAYABLE

A)

CONVERTIBLE NOTES

At various times, starting July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years at interest rates ranging from 6% to 60% per annum. As of November 2, 2013 the notes have all matured and the Company has attempted to repay the noteholders, however such attempts have been unsuccessful as the Company has been unable to locate the noteholders at the addresses provided, nor find them in an internet search. The Company has continued to accrue interest while it seeks an appropriate resolution.

Summary	March 31, 2014
Principal amount of convertible notes issued	$290,080
Amounts repaid	(89,500)
Amounts converted	(18,000)
Balance of principal amount	182,580
Note discount	(52,461)
less Accumulated amortization of discount	52,461
Convertible notes, net of discount	$182,580

As at March 31, 2014 and December 31, 2013, the Company had accrued $94,084 and $86,074, respectively of interest on the notes, which will be paid, or converted into common stock when the noteholders can be contacted.  Based on the share price of $.002 at March 31, 2014, the Company would require 94,047,692 shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the three months ended March 31, 2014 and year ended December 31, 2013, no derivative value was added to the discount reserve or derivative liability in these years, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. As at December 31, 2013, the convertible notes had reached maturity, the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $493 was accrued for the three months ended March 31, 2014 and March 31, 2013, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

March 31, 2014
Deferred tax assets:
Net operating loss carry forwards	$(8,936,598)
add back timing differences
Accrued compensation and other accruals	2,654,000
Accrued interest	94,084
Deferred revenue	147,987
(6,040,527)
Statutory tax rate (combined federal and state)	37.60%
Deferred tax asset	2,271,238
Valuation allowance	(2,271,238)
Deferred tax asset	$-

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

The Company does not currently have any ongoing tax examinations.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at March 31, 2014 and December 31, 2013, as follows:

Authorized shares
	March 31, 2014	December 31, 2013
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

Stock Option Plan

In 2004, the POWRtec Board of Directors adopted the 2004 Incentive Stock Plan (the "Prior Plan"), under which shares of common stock are reserved for issuance to employees, management and consultants of the Company.  On December 15, 2010, the Company established an additional share incentive plan, the 2010 Share Incentive Plan (the “New Plan”), which superseded the Prior Plan, and all grants under the Prior Plan were cancelled. The New Plan permits the granting of stock options (including incentive stock options within the meaning of Code Section 422 and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards, and other stock-based awards. The New Plan has authorized 15,000,000 shares of Common Stock issuable pursuant to all awards granted under the Plan, and 6,000,000 options were reissued under the New Plan to reflect the post-merger split of shares of forty for one.

During the three months ended March 31, 2014 there were no grants, exercises or cancellations under the Plan and at March 31, 2014, 3,691,781 shares of Common Stock remain available for future grants.

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

During the three months ended March 31, 2014, and 2013, the Company recorded $2,630 and $2,630 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the three months ended March 31, 2014 and 2013, the Company did not record any equity-based compensation expense related to warrants granted to directors and consultants.

Convertible Notes

The Company did not issue and notes, or convert any convertible notes into shares of common stock during the three months ended March 31, 2014 or 2013, respectively.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as payable to related parties at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014	December 31, 2013
Due to CEO for accrued payroll	$1,412,777	$1,350,376
Due to CEO for advances provided to Company	28,800	11,000
Due to CFO for accrued consulting fees	101,020	85,833

Total due to related parties	$1,542,597	$1,447,209

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

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through May 9, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

Working capital	March 31, 2014	December 31, 2013
Current assets	$4,512	$5
Current liabilities	3,696,922	3,598,708
Working capital (deficit)	$(3,692,410)	$(3,598,703)

Cash Flows

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Net cash provided by (used in) operating activities	$4,606	$(66,891)
Net increase (decrease) in cash	$4,606	$(66,891)

Three months ended March 31, 2014 and 2013

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. No shipments took place in either of the three month periods ended March 31, 2014, or 2013, respectively. There are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the three months ended

	March 31, 2014	March 31, 2013	Change $	Change %
Selling and marketing	$2,575	$6,063	$(3,488)	-57.5%
General and administrative	85,752	98,621	(12,869)	-13.0%
Total operating expenses	$88,327	$104,684	$(16,357)	-70.6%

Selling and marketing

Selling and marketing activities have decreased in the current quarter consistent with the need to service our single customer’s requirements.

Research and development

The Company has suspended its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased approximately $13,000 for the three month period ended March 31, 2014 compared to the corresponding prior year period, but remain low to minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company since 2010 to generate cash and pay for operating expenses. Interest expense, including amortization of debt discount, decreased from $11,372 for the three months ended March 31, 2013 to $8,010 for the three months ended March 31, 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2014, approximately $4,600 of net cash was used by operating activities of which approximately $96,000 was due to losses from operations, offset by changes in working capital.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $8.9 million, has experienced a number of quarters with no revenue, and has a cash balance of only $4,512. As of March 31, 2014, total liabilities exceeded total assets by over $3.6 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of our corporate office as well as past due rent in the amount of $126,189.11, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420.06 for each day that the Company remained in possession from November 1, 2010 through entry of judgment. Judgment has been entered in favor of Plaintiff for $139,000, of which $38,000 has been accrued by the Company in accounts payable and accrued liabilities.

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

POWRTEC INTERNATIONAL CORP.

Dated:  May 15,  2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated:  May 15, 2014

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 15, 2014

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director