Form 10-Q/A
period 2014-03-31
POWRTEC CORP
filed 2014-05-16
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of POWRtec International Corp. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

POWRTEC INTERNATIONAL CORP.

Dated:  May 16,  2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated:  May 16, 2014

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 16, 2014

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director

7