Form 10-Q
period 2014-06-30
POWRTEC CORP
filed 2014-08-12
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

________________

   X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

   X.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         .  Yes    X  .  No

As of August 11, 2014, there were 102,780,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

June 30, 2014

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash	$3,651	$5

Accounts receivable, net of allowances	-	-

Total current assets and total assets	$3,651	$5

Liabilities and stockholders' deficiency
Current liabilities:
Bank overdraft	$-	$99
Accounts payable	582,361	593,271
Payable to related parties	1,618,794	1,447,209
Accrued liabilities	1,087,577	1,116,488
Deferred revenue	147,987	147,987
Accrued interest	101,015	86,074
Notes payable
Term notes	25,000	25,000
Convertible notes, net of discounts	182,580	182,580

Total current liabilities and total liabilities	3,745,314	3,598,708

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 102,780,377 shares issued and outstanding at June 30, 2014 and December 31, 2013.	102,780	102,780
Additional paid-in capital	5,144,067	5,138,778
Accumulated deficit	(8,988,510)	(8,840,261)

Total stockholders' deficiency	(3,741,663)	(3,598,703)

Total liabilities and stockholders' deficiency	$3,651	$5

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$472,754	$-	$472,754

Cost of goods sold	-	320,906	-	320,906

Gross profit	-	151,848	-	151,848

Operating expenses
Selling and marketing	4,342	3,000	6,916	9,062
General and administrative	40,640	87,699	126,392	186,322
Total operating expenses	44,982	90,699	133,308	195,384

Operating loss	(44,982)	61,149	(133,308)	(43,536)

Interest expense and amortization of note discount	6,930	18,496	14,941	29,866

Net loss	$(51,912)	$42,653	$(148,249)	$(73,402)

Basic and diluted loss per share of common stock	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share
	102,780,377	102,780,377	102,780,377	102,780,377

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	June 30, 2014	June 30, 2013

Operating activities
Net loss	$(148,249)	$(73,402)
Adjustments to reconcile net loss to net cash provided (used in) operating activities
Amortization of discount on convertible notes	-	9,393
Stock based compensation expense	5,289	5,289
Interest accrued on notes	14,941	20,473
Amortization of deferred revenue	-	(69,574)

Changes in operating assets and liabilities
Accounts receivable	-	(72,420)
Accounts payables	(10,910)	(874)
Accrued liabilities	(28,911)	86,915

Net cash (used in) operating activities	(167,840)	(94,200)
Financing activities
Repayment of overdraft	(99)	-
Payable to related parties	171,585	-
Net cash provided by financing activities	171,486	-

Net increase (decrease) in cash and equivalents	3,646	(94,200)

Cash at beginning of period	5	107,822
Cash at end of period	$3,651	$13,622

Supplemental disclosures of cash flow information:
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.0 million, has experienced a number of quarters with no revenue, and has a cash balance of only $3,651. As of June 30, 2014, total liabilities exceeded total assets by over $3.7 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until the end of 2014 or later, it will most likely be required to raise additional funds through convertible debt, debt or equity financings or by selling its assets.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at June 30, 2014 and December 31, 2013 was $147,987 and, $147,987, respectively

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   As of June 30, 2014 and December 31, 2013, warranty reserves were $25,393 and $25,393, respectively and were included as accrued liabilities in the accompanying balance sheets.

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

Summary	June 30, 2014
Principal amount of convertible notes issued	$290,080
Amounts repaid	(89,500)
Amounts converted	(18,000)
Balance of principal amount	182,580
Note discount	(52,461)
less Accumulated amortization of discount	52,461
Convertible notes, net of discount	$182,580

As at June 30, 2014 and December 31, 2013, the Company had accrued $101,015 and $86,074, respectively of interest on the notes, which will be paid, or converted into common stock when the noteholders can be contacted.  Based on the share price of $.002 at June 30, 2014, the Company would require 94,047,692 shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the three months or six months ended June 30, 2014, no derivative value was added to the discount reserve or derivative liability in these periods, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. As at December 31, 2013, the convertible notes had reached maturity, the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured term note in the amount of $25,000, that was due on April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $493 and $499 was accrued for the three months ended June 30, 2014 and June 30, 2013, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

June 30, 2014
Deferred tax assets:
Net operating loss carry forwards	$(8,988,510)
add back timing differences
Accrued compensation and other accruals	2,706,371
Accrued interest	101,015
Deferred revenue	147,987
(6,033,137)
Statutory tax rate (combined federal and state)	37.60%
Deferred tax asset	2,268,460
Valuation allowance	(2,268,460)
Deferred tax asset	$-

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

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at June 30, 2014 and December 31, 2013, as follows:

	June 30, 2014	December 31, 2013
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

During the three months ended June 30, 2014 there were no grants, exercises or cancellations under the Plan and at June 30, 2014, 3,691,781 shares of Common Stock remain available for future grants.

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

During the three months and six months ended June 30, 2014, the Company recorded $2,659 and $5,289 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the six months ended June 30, 2014 and 2013, the Company did not record any equity-based compensation expense related to warrants granted to directors and consultants.

Convertible Notes

The Company did not issue any notes, or convert any convertible notes into shares of common stock during the six months ended June 30, 2014 or 2013, respectively.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as payable to related parties at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014	December 31, 2013
Due to CEO for accrued payroll	$1,475,176	$1,350,376
Due to CEO for advances provided to Company	36,800	11,000
Due to CFO for accrued consulting fees	106,818	85,833

Total due to related parties	$1,618,794	$1,447,209

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

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through July 15, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

  END OF NOTES TO FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

Working Capital

Working capital	June 30, 2014	December 31, 2013
Current assets	$3,651	$5
Current liabilities	3,745,314	3,598,708
Working capital (deficit)	$(3,741,663)	$(3,598,703)

Cash Flows

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Net cash provided by (used in) operating activities	$(167,840)	$(94,200)
Net increase (decrease) in cash	$3,646	$(94,200)

Three months ended June 30, 2014 and 2013

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. One shipment of $472,754 was shipped and invoiced in the three month period ended June 30, 2013, but no shipments took place in the three month period ended June 30, 2014. There are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the three months ended

	June 30, 2014	June 30, 2013	Change $	Change %
Selling and marketing	$4,342	$3,000	$1,342	44.7%
General and administrative	40,640	87,699	(47,059)	-53.7%
Total operating expenses	$44,982	$90,699	$(45,717)	-8.9%

Selling and marketing

Selling and marketing expenses were higher in the three months ended June 30, 2014 than the corresponding period of 2013 due to additional travel related expenses.

General and administrative

General and administrative expenses decreased approximately $47,000 for the three month period ended June 30, 2014 compared to the corresponding prior year period, due to reduced activities and billing by consultants and rationalization of supplier arrangements to reduce expense and minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company since 2010 to generate cash and pay for operating expenses. Interest expense, including amortization of debt discount, decreased from $18,496 for the three months ended June 30, 2013 to $6,930 for the three months ended June 30, 2014.

Operating Expenses and Net Loss

For the six months ended

	June 30, 2014	June 30, 2013	Change $	Change %
Selling and marketing	$6,916	$9,062	$2,146	23.7%
General and administrative	126,392	186,322	59,930	32.2%
Total operating expenses	$133,308	$195,384	$62,076	55.8%

Selling and marketing

Selling and marketing expenses were lower in the six months ended June 30, 2014 than the corresponding period of 2013 due to the reduced travel expenses.

General and administrative

General and administrative expenses decreased approximately $60,000 for the six month period ended June 30, 2014 compared to the corresponding prior year period, due to reduced activities and billing by consultants and rationalization of supplier arrangements to reduce expense and minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company since 2010 to generate cash and pay for operating expenses. Interest expense, including amortization of debt discount, decreased from $29,866 for the six months ended June 30, 2013 to $14,941 for the six months ended June 30, 2014 due to complete amortization of discount on convertible notes by the end of 2013.

Liquidity and Capital Resources

During the three months ended June 30, 2014, approximately $3,700 of net cash was generated by operating activities of which approximately $148,000 was due to losses from operations, offset by changes in working capital.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.0 million, has experienced a number of quarters with no revenue, and has a cash balance of only $3,646. As of June 30, 2014, total liabilities exceeded total assets by over $3.7 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014.

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

POWRTEC INTERNATIONAL CORP.

Dated:  August 12,  2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated:  August 12, 2014

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer,  Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  August 12, 2014

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director