Form 10-Q
period 2014-09-30
POWRTEC CORP
filed 2014-11-10
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 10, 2014, there were 102,780,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

POWRtec International Corp.

September 30, 2014

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014		December 31, 2013

Assets
Current assets:
Cash		$1,407	$5

Total current assets and total assets		$1,407	$5

Liabilities and stockholders' deficiency
Current liabilities:
Bank overdraft	$	−	$99
Accounts payable		582,361	593,271
Payable to related parties		1,699,694	1,447,209
Accrued liabilities		1,084,207	1,116,488
Deferred revenue		147,987	147,987
Accrued interest		107,935	86,074
Notes payable
Term notes		25,000	25,000
Convertible notes		182,580	182,580

Total current liabilities and total liabilities		3,829,764	3,598,708

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding		−	−
Common stock, $0.001 par value; 300,000,000 shares authorized; 102,780,377 shares issued and outstanding at September 30, 2014 and December 31, 2013.		102,780	102,780
Additional paid-in capital		5,146,755	5,138,778
Accumulated deficit		(9,077,892)	(8,840,261)

Total stockholders' deficiency		(3,828,357)	(3,598,703)

Total liabilities and stockholders' deficiency		$1,407	$5

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013

Revenue	$	−	$	−	$	−	$472,754

Cost of goods sold		−		−		−	320,906

Gross profit		−		−		−	151,848

Operating expenses
Selling and marketing		3,841		3,566		10,758	12,627
General and administrative		78,621		82,691		205,012	269,014
Total operating expenses		82,462		86,257		215,770	281,641

Operating loss		(82,462)		(86,257)		(215,770)	(129,793)

Interest expense and amortization of note discount		6,920		2,782		21,861	32,648

Net loss		$(89,382)		$(89,039)		$(237,631)	$(162,441)

Basic and diluted loss per share of common stock		$(0.00)		$(0.00)		$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share		102,780,377		101,273,291		102,780,377	101,273,291

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013

Operating activities
Net loss	$(237,631)	$(162,441)
Adjustments to reconcile net loss to net cash provided (used in) operating activities
Amortization of discount on convertible notes	−	12,188
Stock based compensation expense	7,977	7,948
Interest accrued on notes	21,861	20,459
Amortization of deferred revenue	−	(69,574)

Changes in operating assets and liabilities
Accounts receivable	−	(72,420)
Accounts payables	(10,910)	(874)
Accrued liabilities	(32,281)	160,801

Net cash (used in) operating activities	(250,984)	(103,913)
Financing activities
Repayment of overdraft	(99)	−
Payable to related parties	252,485	−
Net cash provided by financing activities	252,386	−

Net increase (decrease) in cash and equivalents	1,402	(103,913)

Cash at beginning of period	5	107,822
Cash at end of period	$1,407	$3,909

Supplemental disclosures of cash flow information:
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Going concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.1 million, has experienced a number of quarters with no revenue, and has a cash balance of only $1,407. As of September 30, 2014, total liabilities exceeded total assets by over $3.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until the end of 2015 or later, it will most likely be required to raise additional funds through convertible debt, debt or equity financings or by selling its assets.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at September 30, 2014 and December 31, 2013 was $147,987 and, $147,987, respectively

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement. As of September 30, 2014 and December 31, 2013, warranty reserves were $25,393 and $25,393, respectively and were included as accrued liabilities in the accompanying balance sheets.

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

Summary	September 30, 2014	September 30, 2013
Principal amount of convertible notes issued	$290,000	$290,000
Amounts repaid	(89,500)	(89,500)
Amounts converted	(18,000)	(18,000)
Balance of principal amount	182,580	182,580
Note discount	(52,461)	(52,461)
Less Accumulated amortization of discount	52,461	52,461
Convertible notes, net of discount	$182,580	$182,580

As at September 30, 2014 and December 31, 2013, the Company had accrued $107,935 and $86,074, respectively of interest on the notes, which will be paid, or converted into common stock when the noteholders can be contacted. Based on the share price of $.002 at September 30, 2014, the Company would require 94,047,692 shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the three months or nine months ended September 30, 2014, no derivative value was added to the discount reserve or derivative liability in these periods, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. As at December 31, 2013, the convertible notes had reached maturity, the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured term note in the amount of $25,000, that was due on April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $504 and $504 was accrued for the three months ended September 30, 2014 and September 30, 2013, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

	September 30, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$(9,077,892)	$(8,840,261)
add back timing differences
Accrued compensation and other accruals	2,783,901	2,551,313
Accrued interest	107,935	86,074
Deferred revenue	147,987	147,987
	(6,038,069)	(6,054,887)
Statutory tax rate (combined federal and state)	37.60%	37.60%
Deferred tax asset	2,270,314	2,276,638
Valuation allowance	(2,270,314)	(2,276,638)
Deferred tax asset	−	−

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The Company is currently open to audit for all years because of its large net operating loss carry-forwards, however the Company is only open to additional tax assessments under the Internal Revenue Code statute of limiations for the years ended December 31, 2009 to present. If there is a change in ownership, the ability to fully utilize the tax losses may be limited.

The Company does not currently have any ongoing tax examinations.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at September 30, 2014 and December 31, 2013, as follows:

	September 30, 2014	December 31, 2013
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

During the three months ended September 30, 2014 there were no grants, exercises or cancellations under the Plan and at September 30, 2014, 3,691,781 shares of Common Stock remain available for future grants.

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

During the three months and nine months ended September 30, 2014, the Company recorded $2,688 and $7,977 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

Warrants

The Company has issued to former directors and consultants of the Company a total of 3,436,230 warrants to purchase shares of common stock at prices ranging from $.004 to $0.11. The Company accounts for the compensation value embedded in the warrants in accordance with the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option, and amortize the compensation expense on a straight-line basis over the shorter of the directors’ service periods or life of the warrant.

During the nine months ended September 30, 2014 and 2013, the Company did not record any equity-based compensation expense related to warrants granted to directors and consultants.

Convertible Notes

The Company did not issue any notes, or convert any convertible notes into shares of common stock during the nine months ended September 30, 2014 or 2013, respectively.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as payable to related parties at September 30, 2014 and December 31, 2013, respectively. The balance at September 30, 2014 includes $36,800 provided by Mr. Jasmin to meet the Company’s immediate obligations to pay its auditors, lawyers and others involved in the filing of its recurring SEC reports. There is no assurance that Mr. Jasmin will be willing or able to continue to provide such funding in future periods.

	September 30, 2014	December 31, 2013
Due to CEO for accrued payroll	$1,548,276	1,350,376
Due to CEO for advanced provided to Company	36,000	11,000
Due to CFO for accrued consulting fees	114,618	85,833

Total due to related parties	$1,699,694	1,447,209

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

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through November 10, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014	December 31, 2013
Current assets	$1,407	$5
Current liabilities	3,829,764	3,598,708
Working capital (deficit)	$(3,828,357)	$(3,598,703)

Cash Flows

	For the nine months ended
	September 30, 2014	September 30, 2013
Net cash provided by (used in) operating activities	$(250,984)	$(103,913)
Net increase (decrease) in cash	$1,402	$(103,913)

Three months ended September 30, 2014 and 2013

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we have resumed shipments to our former customer but on an irregular basis. One shipment of $472,754 was shipped and invoiced in the three month period ended September 30, 2013, but no shipments took place in the three and nine month period ended September 30, 2014. There are no assurances when additional shipments will be made, if at all.

Operating Expenses and Net Loss

For the three months ended

	September 30, 2014	September 30, 2013	Change $	Change %
Selling and marketing	$3,841	$3,566	$275	7.7%
General and administrative	78,621	82,691	(4,070)	(4.9%)
Total operating expenses	$82,462	$86,257	$(3,795)	(4.4%)

Selling and marketing

Selling and marketing expenses were unchanged in the three months ended September 30, 2014 and September 30, 2013.

General and administrative

General and administrative expenses decreased approximately $4,000 for the three month period ended September 30, 2014 compared to the corresponding prior year period, due to reduced activities and billing by consultants and rationalization of supplier arrangements to reduce expense and minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company since 2010 to generate cash and pay for operating expenses.

Operating Expenses and Net Loss

For the nine months ended

	September 30, 2014	September 30, 2013	Change $	Change %
Selling and marketing	$10,758	$12,627	$(1,869)	(14.8%)
General and administrative	205,012	269,014	(64,002)	(23.8%)
Total operating expenses	$215,770	$281,641	$(65,871)	(23.4%)

Selling and marketing

Selling and marketing expenses were lower in the nine months ended September 30, 2014 than the corresponding period of 2013 due to the reduced travel expenses.

General and administrative

General and administrative expenses decreased approximately $64,000 for the nine month period ended September 30, 2014 compared to the corresponding prior year period, due to reduced activities and billing by consultants and rationalization of supplier arrangements to reduce expense and minimize cash flow until we secure new sales orders. General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest and amortization of discount on convertible notes issued by the Company since 2010 to generate cash and pay for operating expenses. Interest expense, including amortization of debt discount, decreased from $32,648 for the nine months ended September 30, 2013 to $21,861 for the nine months ended September 30, 2014 due to the debt discount reserve becoming fully amortized upon maturity of the most recent convertible note in 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, approximately $1,000 of net cash was generated of which approximately $251,000 was due to losses from operations, offset by $252,000 of additional funding provided by related parties.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.1 million, has experienced a number of quarters with no revenue, and has a cash balance of only $1,407. As of September 30, 2014, total liabilities exceeded total assets by over $3.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until later in 2015, it will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling its assets.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 5, 2010, 747 Camden, LLC ("Plaintiff") filed an unlawful detainer complaint in the Superior Court of California - County of Santa Clara against the Company, seeking to recover possession of our corporate office as well as past due rent in the amount of $126,189, reasonable attorney fees, forfeiture of the lease agreement, prejudgment interest and damages of $420 for each day that the Company remained in possession from November 1, 2010 through entry of judgment. Judgment has been entered in favor of Plaintiff for $139,000, of which $38,000 has been accrued by the Company in accounts payable and accrued liabilities.

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

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWRTEC INTERNATIONAL CORP.

Dated: November 10, 2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated: November 10, 2014

/s/ Simon Westbrook

By: Simon Westbrook

Its: Chief Financial Officer, Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 10, 2014

/s/ Grant Jasmin

By: Grant Jasmin

Its: Director