Form 10-K
period 2014-12-31
POWRTEC CORP
filed 2015-03-19
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes.      . No.  X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $102,920 based upon the price ($0.002) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWT.OB.”

As of March 19, 2015, there were 102,780,377 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

The consolidated statements of operations include the results of operations of POWRtec from its inception, and the results of operations of SFCF from the Acquisition Date through December 31, 2014. Our fiscal year end is December 31.

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

POWRtec products address a global market with approximately 210,000 meters already delivered into Denmark through the end of 2014 and a further 25,000 meters ordered for delivery during 2015.  POWRtec is also looking for opportunities to acquire distribution partner channels in India and other developing countries where the capacity and reliability of the power grid is limited in relation to growing demand from both business and residential users.  The market for intelligent meters is influenced among other things by energy shortages, volatile prices, deregulation, and privatization.

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

POWRtec already has a fully functional product that meets and exceeds its customers’ current needs. However, it is important for the Company to stay ahead of the competition by continually meeting new demands and adding new functions that will benefit both end users as well as utility providers. POWRtec’s meters can come equipped with GSM and GPRS as well as infrared, Ethernet, or ZigBee and as markets develop the Company intends to consider other communications protocols as well. The Company has limited funds and currently relies on a network of independent consultants to carry out R&D projects when required. No R&D activities took place during 2014.

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

Employees

As of March 13, 2015, we have 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

ITEM 3.      LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arises from the conduct of our business. We are not aware of any threatened or pending litigation that we expect will have a material adverse effect on our business operations, financial condition or results of operations.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB from January 1, 2013 to December 31, 2014, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  No price is shown where the reported price rounds to $0.00 after two decimal places.

Quarter	Year	High	Low
First	2013	$ 0.01	$ -
Second	2013	$ 0.01	$ -
Third	2013	$ 0.01	$ -
Fourth	2013	$ 0.01	$ -
First	2014	$ -	$ -
Second	2014	$ -	$ -
Third	2014	$ 0.02	$ -
Fourth	2014	$ 0.01	$ -

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

Record Holders

As of March 13, 2015, an aggregate of 102,780,377 shares of our common stock were issued and outstanding and were owned by approximately 17 holders of record, based on information provided by our transfer agent.

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

Results of Operations

The following analysis is of selected statement of operations data from our audited financial statements for the year ended December 31, 2014 and 2013.

Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our financial statements and the related notes to these financial statements included elsewhere in this Annual Report on Form 10-K.

Revenues, Cost of Revenues and Gross Margin

During 2012, the Company received an order for approximately $2.5 million of its intelligent power meters. This was our first order since 2009 from our one and only customer in Denmark.  That order was due to be shipped in several installments with approximately $946,000 shipping in 2012, and $400,000 shipping in 2013.  The balance was scheduled to ship in 2014 but the customer has been repeatedly extending the next shipment date. While the Company is using its best efforts to secure more orders either from this customer, or from new customers, it has been limited by lack of cash, limited manpower, and lack of resources to travel, attend trade shows and otherwise explore new sales opportunities.  The Company has continued to look for new customers through attendance at trade shows, networking with distribution channels, and using the internet however the conservative nature of most utility companies results in slow conversion and adoption rates. As at December 31, 2014, the Company has reserved $72,420 against a receivable of $72,420 from the Danish customer because they had still not paid for a delivery shipped and billed in June 2013.

During the year ended December 31, 2014, the Company had no revenue in comparison to $400,334 during the year ended December 31, 2013.

The Company uses an independent sub contract manufacturer to build its power meters, and has placed a firm priced purchase order to match its obligations under the sales order received from its customer which is expected to result in an overall gross margin of 32% on the complete order. The Company carries no inventory as all orders are made specifically against customer orders.

Operating Expenses

Selling and Marketing

Selling and Marketing expense decreased approximately $2,000, or 15%, from approximately $15,000 during the year ended December 31, 2013, to approximately $13,000 during the year ended December 31, 2014. Travel expense continues to be focused on securing further shipments to our Danish customer.

Research and Development Costs

Following development work for the Danish sales order received in 2012, R&D activities have been cut to conserve cash until potential sales prospects emerge. No R&D expenditure took place in either 2014 or 2013.

General and Administrative

General and Administrative expenses decreased approximately $78,000 or 22%, from approximately $356,000 during the year ended December 31, 2013, to approximately $279,000 during the year ended December 31, 2014.  The decrease related mainly to a reduction in travel expenses following a cut back in travel following the signing of the Danish sales order in 2012, and reduced service fees for consultants and service providers following the reduced level of activities in 2014. The G&A expense for the year ended December 31, 2014 and December 31, 2013 includes approximately $249,600 and $249,600, respectively, for executive payroll that was accrued but not paid.

Non-operating expenses

Non- operating expenses include interest and revaluation adjustments related to derivative liabilities. Interest, including amortization of discount on convertible notes was $29,100 for the year ended December 31, 2014 compared to $40,480 for the year ended December 31, 2013. The reduction was due to the fact that the discount reserves became fully amortized and no new notes were issued.

Net Loss

During the year ended December 31, 2014 the Company had a net loss of $321,236 as compared to $333,458 for the year ended December 31, 2013.

Liquidity and Capital Resources

During the year ended December 31, 2014, the Company used $45,458 in operating activities, and generated $47,401 from financing activities, of which $47,500 was advanced by a related party. Net cash increased by approximately $1,943 to a balance of $1,948.

During the year ended December 31, 2013, the Company used $118,916 in operating activities, and generated $11,099 from financing activities, of which $11,000 was advanced by a related party. Net cash decreased by approximately $107,817 to a balance of $5.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.2 million and has a cash balance of only $1,948. As of December 31, 2014, current liabilities and total liabilities exceeded current assets and total assets by approximately $3.9 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2015 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings, strategic business partnerships, or by selling its assets.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in Note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

PowrTec International Corp.

Campbell, California

We have audited the accompanying consolidated balance sheets of PowrTec International Corp. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of PowrTec International Corp.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowrTec International Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements are presented on the basis that the Company is a going concern, a concept that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company requires additional funds to continue operations. As disclosed in Note 1 to the financial statements, the Company has a net loss since inception of approximately $9.2 million and has a cash balance of only $1,948. As of December 31, 2014, current liabilities and total liabilities exceeded current assets and total assets by approximately $3.9 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company P.A.

Hackensack, New Jersey

March 13, 2015

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,948	$5

Total current assets and total assets	$1,948	$5

Liabilities and stockholders' deficiency
Current liabilities:
Bank overdraft	$-	$99
Accounts payable	582,361	593,271
Payable to related parties	1,720,444	1,436,209
Accrued liabilities	1,079,087	1,116,488
Deferred revenue	147,987	147,987
Accrued interest	115,175	86,074
Notes due to related party	58,500	11,000
Term notes	25,000	25,000
Convertible notes	182,580	182,580

Total current liabilities and total liabilities	3,911,134	3,598,708

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 102,780,377 shares issued and outstanding at December 31, 2014 and December 31, 2013.	102,780	102,780
Additional paid-in capital	5,149,531	5,138,778
Accumulated deficit	(9,161,497)	(8,840,261)

Total stockholders' deficiency	(3,909,186)	(3,598,703)

Total liabilities and stockholders' deficiency	$1,948	$5

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2014	December 31, 2013

Revenue	$-	$400,334

Cost of goods sold	-	320,906

Gross profit	-	79,428

Operating expenses
Selling and marketing	13,386	15,824

General and administrative	278,750	356,582

Total operating expenses	292,136	372,406

Operating loss	(292,136)	(292,978)

Interest expense	29,100	40,480

Net loss before tax provision	(321,236)	(333,458)

Tax provision	-	-

Net loss	$(321,236)	$(333,458)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share	102,780,377	102,780,377

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2014	December 31, 2013

Operating activities
Net loss	$(321,236)	$(333,458)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discount on convertible notes	-	13,101
Provision for bad debt reserve	-	72,420
Stock based compensation expense	10,753	10,636
Accruals for expenses payable to related parties	284,235	248,773
Interest accrued on notes	29,101	27,379

Changes in operating assets and liabilities
Accounts receivable	-	(72,420)
Accounts payable	(10,910)	(874)
Accrued liabilities	(37,401)	(14,899)
Deferred revenue	-	(69,574)

Net cash used in operating activities	(45,458)	(118,916)
Financing activities
Net change in bank overdraft	(99)	99
Proceeds from notes payable to related party	47,500	11,000
Net cash provided by financing activities	47,401	11,099

Net increase (decrease) in cash and equivalents	1,943	(107,817)

Cash and cash equivalents at beginning of year	5	107,822
Cash and cash equivalents at end of year	$1,948	$5

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

Consolidated Statements of Stockholders' Deficiency

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock #	Amount	Capital	Deficit	Total
Balance December 31, 2012	102,780,377	$102,780	$5,128,136	$(8,506,803)	$(3,275,887)

Stock based compensation expense on options	-	-	10,636	-	10,636
Reclassification of derivative liability to equity	-	-	6	-	6
Net loss for year ended December 31, 2013	-	-	-	(333,458)	(333,458)

Balance December 31, 2013	102,780,377	$102,780	$5,138,778	$(8,840,261)	$(3,598,703)

Stock based compensation expense on options	-	-	10,753	-	10,753
Net loss for year ended December 31, 2014	-	-	-	(321,236)	(321,236)

Balance December 31, 2014	102,780,377	$102,780	$5,149,531	$(9,161,497)	$(3,909,186)

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 & 2013

1. OVERVIEW

Business description

Corporate History

Powrtec International Corp. (the “Company”) has designed and distributed intelligent power meters since April 2010.

Going concern

The financial statements are presented on the basis that the Company is a going concern, a concept that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.2 million and has a cash balance of only $1,948. As of December 31, 2014, current liabilities and total liabilities exceeded current assets and total assets by approximately $3.9 million.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because the Company has net losses since inception and does not expect to be profitable until 2015 or later, it will most likely be required to raise required additional funds through convertible debt, debt or equity financings, strategic business partnerships or by selling its assets.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, School4Chauffeurs, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Advertising policy

The Company does not spend any money on advertising since the highly concentrated and governmentally controlled nature of the power industry renders potential customers unresponsive to advertising messages.

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

Concentration of Credit Risk

The Company places its cash with a commercial financial institution and at times may exceed federally insured limits. Management believes that this institution is financially sound and accordingly, minimal credit risk exists. To date the Company sells its meters to a single customer who is required to pay within 30 days of acceptance of deliveries. As at December 31, 2014, one customer has an overdue balance of $72,420 outstanding for 18 months and accordingly, the Company reserved against this receivable in full.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Derivative Instruments

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at December 31, 2014 and 2013 was $147,987 and $147,987, respectively.

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   The last order received from its only customer included a credit allowance for past warranty claims which would be amortized ratably over the shipments made against that order.  No shipments have been made in the 18 months ended December 31, 2014, and accordingly the unamortized balance of $25,393 remained unchanged at December 31, 2014 and 2013.  Warranty reserves were included as accrued liabilities in the accompanying balance sheets.

5. NOTES PAYABLE – RELATED PARTIES

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  These advances had no maturity date, no security, and no interest. The net balance outstanding under these notes was $58,500 and $11,000 at December 31, 2014 and December 31, 2013, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

6. NOTES PAYABLE

A)

CONVERTIBLE NOTES

Beginning July 1, 2010, the Company has raised funds through the issuance of unsecured convertible promissory notes for terms ranging from six months to two years at interest rates of 6% to 60% per annum, for a weighted average rate of 13.9% per annum, convertible into shares of common stock at discounts of up to 25% of the average closing price in the 30 days preceding conversion.  As of November 2, 2013 the notes have all matured and the Company has attempted to repay the noteholders, however such attempts have been unsuccessful as the Company has been unable to locate the noteholders at the addresses provided, nor find them in an internet search. The Company has continued to accrue interest while it seeks an appropriate resolution.

As at December 31, 2014 and 2013, the Company had accrued $115,175 and $86,074, respectively of interest on the notes, which will be paid, or converted into common stock if and when the noteholders can be contacted.  Based on the share price of $.002 at December 31, 2014, the Company would require approximately 98 million shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the years ended December 31, 2014 and 2013, no derivative value was added to the discount reserve or derivative liability in these years, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. As at December 31, 2014, the convertible notes had reached maturity, and the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured  term  note for $25,000, due April 12, 2012. The interest rate on this note is 8% per annum and interest expense of $2,000 was accrued as at December 31, 2014 and 2013, respectively. The note has reached its maturity date, and the Company and noteholder have informally agreed to let the note roll over on a month to month basis with no change in terms.

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

	Years ended
	December 31, 2014	December 31, 2013

Statutory federal income tax rate	34.00%	34.00%
State income tax, net of federal benefits	6.00%	6.00%
Permanent differences	0.00%	0.00%
Valuation allowance	-40.00%	-40.00%
Income tax provision (benefit)	0.00%	0.00%

The benefit for income tax is summarized as follows:
	Years ended
	December 31, 2014	December 31, 2013
Federal
Current	$-	$-
Deferred	4,958	59,244
State
Current	-	-
Deferred	875	10,455

Change in valuation allowance	(5,833)	(69,699)
Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of December 31, 2014 and 2013 are as follows:

	Years ended
	December 31, 2014	December 31, 2013
Deferred tax asset
Net operating loss carryovers	$(3,664,599)	$(3,536,104)
Accrued and stock based compensation	1,143,212	1,020,525
Accrued interest	46,070	34,430
Deferred revenue	59,195	59,195
Total deferred tax assets	(2,416,122)	(2,421,955)

Valuation allowance	2,416,122	2,421,955
Deferred tax asset, net of allowance	$-	$-

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

8. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has authorized shares of common and preferred stock for issuance at December 30, 2014, and December 31, 2013, as follows:

Authorised shares
	December 31, 2014	December 31, 2013
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

Activity with respect to outstanding stock options under the Plan during 2014 and 2013 was as follows:

In 000s shares	Shares available for grant	# Options outstanding	Weighted average price
Balance December 31, 2011	8,000,000	7,000,000	$ 0.13
Granted
Exercised	-	-
Cancelled	-	-
Balance Dec 31, 2012	8,000,000	7,000,000	$ 0.13
Granted
Exercised	-	-
Cancelled	-	-
Balance Dec 31, 2013	8,000,000	7,000,000	$ 0.13
Granted
Exercised	-	-
Cancelled	-	-
Balance Dec 31, 2014	8,000,000	7,000,000	$ 0.13

Options exercisable as of
December 31, 2014		6,863,699	$ 0.13

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

During the years ended December 31, 2014 and 2013, the Company recorded  $10,753 and $10,636 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

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

During the year ended December 31, 2014 and 2013, the Company did not record any equity-based compensation expense, respectively, since there were no warrants granted to employees, directors and consultants.

9. RELATED PARTY TRANSACTIONS

See Note 5 for a description of notes provided to the Company by an officer of the Company.

Payables to related parties as of December 31, 2014 and December 31, 2013 includes approximately $1,599,976 and $1,350,376, respectively, of accrued payroll due to our Chief Executive Officer and $120,468 and $85,833, respectively, of accrued consulting fees payable to our Chief Financial Officer. The provision for payroll accrual for the Chief Executive Officer was $249,600 and the amount of consulting fee provided for the Chief Financial Officer in the year ended December 31, 2014 was $34,635. No amounts were actually paid to either officer.

10. CONCENTRATIONS

There were no sales and no receivables in 2014. In 2013, 100% of our sales were made to a single customer, and 100% of our purchases came from a single vendor.

11. COMMITMENTS AND CONTINGENCIES

The Company has a judgment amount of $139,000 awarded against the Company for back rent, legal, and court costs. An amount of $38,000 is included in accrued liabilities being a management estimate of what the judgment could be settled for.

END NOTES TO FINANCIALS

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Because of the fact that there are no full-time employees there is no ability to segregate duties and create independent reviews apart from the quarterly and annual audit reviews by our independent auditor. Accordingly, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company	Date of Appointment
Grant Jasmin	62	CEO, President, Secretary and Director	April 16, 2010
Simon Westbrook	65	CFO and Treasurer	August 3, 2011

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

Identification of Significant Employees

As of the date of this Report we have 1 part-time employee. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We may also use third party consultants to assist in the completion of various projects; third parties are instrumental to keep the development of projects on time and on budget. Our management expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by our employees.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified Deferred Compensation earnings ($)	All Other Compensation ($)		Total ($)
Grant Jasmin (from April 16, 2010)	2014	$ 249,600	a							$ -		$ 249,600
CEO, President, Secretary, Director	2013	$ 249,600	a							$ -		$ 249,600

Simon Westbrook (from August 3, 2011)	2014					$ 10,753	c			$ 34,625	b	$ 45,378
CFO and Treasurer	2013					$ 10,636	c			$ 34,986	b	$ 45,622

a)

The salary payable to Mr. Jasmin was accrued in 2014 and 2013. Due to lack of resources nothing was paid in 2014, only $35,813 was paid in 2013, and the remaining unpaid balance is included in payables to related parties at December 31, 2014.

b)

Represents consulting fees for services provided in the years ended December 31, 2014 and 2013. Due to lack of resources, nothing was paid in 2014 or 2013, and the remaining unpaid balance is included in payables to related parties at December 31, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

Except as described in the Summary Compensation table above, no officer of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2014.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 102,780,377 issued and outstanding shares of common stock as of March 1, 2015 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		December 31, 2014
Name and Address of Beneficial Owner		Amount of Beneficial Ownership(1)	Percentage of Common Stock(2)
Grant Jasmin		15,055,600	14.6%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Simon Westbrook	3	874,658	0.9%
1669 Hollenbeck Avenue, Suite 142, Sunnyvale, CA 94087

Directors and officers as a group		15,930,258	15.5%

John Heibel		19,461,600	18.9%
498 Glen Canyon Court, Santa Cruz, CA 95060

NESA A/S
Nesa Alle 1, 2820 Gentofie, Denmark	4	10,822,640	10.5%

Sidoh Mal Air Products		5,377,000	5.2%
745 Camden Ave, Ste D, Campbell, CA 95008	5

Total Affiliate shares		51,591,498	50.2%
Non Affiliate shares		51,188,879	49.8%

Total shares OS		102,780,377	100%

1.

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

2.

Applicable percentage of ownership is based on 102,780,377 shares of common stock outstanding on March 1, 2015. Our common stock is our only issued and outstanding class of securities eligible to vote.

3.

Beneficial ownership for Mr. Westbrook consists of 874,658 options to purchase common stock, which will be vested and exercisable within 60 days of December 31, 2014.

4.

Rene Vedoe, a resident of Denmark, has dispositive and voting power over the shares of NESA A/S. DONG Energy is the beneficial owner of these shares.

5.

Subodh Jain, a US resident, has dispositive and voting power over the shares of Sidoh Mal Air products.

Changes in Control

There were no changes of control during the year ended December 31, 2014.

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

Related Party Transactions

From time to time, the Company has had insufficient funds to make necessary payments. In these circumstances an officer of the Company has made advances in the form of promissory notes, which may be repaid or extended at any time, subject to availability of cash.  The net balance outstanding under this note was $58,500 and $11,000 at December 31, 2014 and 2013, respectively.  Such advances are at the sole discretion of the officer and there is no undertaking or commitment to make any additional advances at any time.

Payables to related parties as of December 31, 2014 and December 31, 2013 includes $1,599,976 and  $1,350,376, respectively, of accrued payroll liabilities to our Chief Executive Officer and $120,468 and $85,833, respectively, of accrued consulting fees payable to our current Chief Financial Officer.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees
		Years ended
		December 31, 2014	December 31, 2013
Audit Fees	(1)	$ 13,625	$ 12,000
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-
Total		$ 13,625	$ 12,000

Audit Fees

During the fiscal years ended December 31, 2014 and 2013, we incurred $13,625 and $12,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years then ended.

Audit-Related Fees

No audit related services were provided and no fees billed during the fiscal years ended December 31, 2014 and 2013 by our principal independent accountants.

Tax Fees

No tax related services were provided and no fees billed during the fiscal years ended December 31, 2014 and 2013 by our principal independent accountants.

All Other Fees

No other services were provided and no other fees were billed during the fiscal years ended December 31, 2014 and 2013 for other products and services provided by our principal independent accountants.

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

Dated:  March 19, 2015

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Director

Dated:  March 19, 2015

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 19, 2015

/s/ Grant Jasmin

Grant Jasmin, President, Chief Executive Officer, Secretary and Director

Dated:  March 19, 2015

/s/ Simon Westbrook

By: Simon Westbrook

Its:  Chief Financial Officer and Principal Accounting Officer