Form 10-Q
period 2015-09-30
POWRTEC CORP
filed 2015-11-16
CIK 1387673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-Q

________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 102,780,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

POWRTEC INTERNATIONAL CORP.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
		3
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES
		15
PART II. OTHER INFORMATION
		15
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4.	MINE SAFETY DISCLOSURES	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

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

September 30, 2015

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

POWRTEC INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$625	$1,948

Total current assets and total assets	$625	$1,948

Liabilities and stockholders' deficiency
Current liabilities:
Accounts payable	$582,361	$582,361
Payable to related parties	1,739,397	1,720,444
Accrued liabilities	1,071,631	1,079,087
Deferred revenue	147,987	147,987
Accrued interest	134,284	115,175
Notes due to related party	97,550	58,500
Term notes	25,000	25,000
Convertible notes	182,580	182,580

Total current liabilities and total liabilities	3,980,790	3,911,134

Stockholders' deficiency:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 102,780,377 shares issued and outstanding at September 30, 2015 and December 31, 2014.	102,780	102,780
Additional paid-in capital	5,157,421	5,149,531
Accumulated deficit	(9,240,366)	(9,161,497)

Total stockholders' deficiency	(3,980,165)	(3,909,186)

Total liabilities and stockholders' deficiency	$625	$1,948

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling and marketing	2,747	3,841	10,979	10,758
General and administrative	16,322	78,621	48,781	205,012
Total operating expenses	19,069	82,462	59,760	215,770

Operating loss	(19,069)	(82,462)	(59,760)	(215,770)

Interest expense and amortization of note discount	6,920	6,920	19,109	21,861

Net loss	$(25,989)	$(89,382)	$(78,869)	$(237,631)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding used in basic and diluted loss per share	102,780,377	102,780,377	102,780,377	102,780,377

Note diluted shares not quoted since result would be anti dilutive

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014

Operating activities
Net loss	$(78,869)	$(237,631)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation expense	7,890	7,977
Accruals for expenses payable to related parties	18,953	-
Interest accrued on notes	19,109	21,861

Changes in operating assets and liabilities
Accounts payable	-	(10,910)
Accrued liabilities	(7,456)	(32,281)
Net cash (used in) operating activities	(40,373)	(250,984)
Financing activities
Net change in bank overdraft	-	(99)
Proceeds from notes payable to related party	39,050	252,485
Net cash provided by financing activities	39,050	252,386

Net increase (decrease) in cash and equivalents	(1,323)	1,402

Cash and cash equivalents at beginning of year	1,948	5
Cash and cash equivalents at end of year	$625	$1,407

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800

See notes to consolidated financial statements.

POWRTEC INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1. OVERVIEW

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 19, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Corporate History

The Company designs, develops and sells intelligent electricity meters to utility companies to enable real time management of electricity consumption as a way of balancing energy supply and demand.

The consolidated statements of operations include the results of operations of POWRtec from its inception, and the results of operations of SFCF from the Acquisition Date through September 30, 2015. All significant inter-company balances and transactions are eliminated. Our fiscal year end is December 31.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.2 million, has experienced a number of quarters with no revenue, and has a cash balance of $625. As of September 30, 2015, total liabilities exceeded total assets by approximately $4.0 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. DEFERRED REVENUE

The Company sells its meters under the terms of a supply contract with its single customer that provides for certain advance payments. Any such payments received by the Company in advance of shipments are treated as deferred revenue which is then recognized as revenue when subsequently shipped and invoiced. Deferred revenue at September 30, 2015 and September 30, 2014 was $147,987 and $147,987, respectively.

4. WARRANTY RESERVE

Based on experience, the Company has determined that replacement of certain components in its meters may be necessary from time to time, and estimates and accrues for the potential cost of this component replacement.   The last order received from its only customer included a credit allowance for past warranty claims which would be amortized ratably over the shipments made against that order.  No shipments have been made in the 24 months ended September 30, 2015, and accordingly the unamortized balance of $25,393 remained unchanged at September 30, 2015 and 2014.  Warranty reserves were included as accrued liabilities in the accompanying balance sheets.

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

Summary	September 30, 2015	December 31, 2014
Principal amount of convertible notes issued	$290,080	$290,080
Amounts repaid	(89,500)	(89,500)
Amounts converted	(18,000)	(18,000)
Balance of principal amount	182,580	182,580
Note discount	(52,461)	(52,461)
less Accumulated amortization of discount	52,461	52,461
Convertible notes, net of discount	$182,580	$182,580

As at September 30, 2015 and December 31, 2014, the Company had accrued $105,778 and $86,740 respectively, of interest on these notes, which will be paid, or converted into common stock when the noteholders can be contacted.  Based on the share price of $.002 at September 30, 2015, the Company would require, approximately 97 million shares of common stock to convert the notes and accrued interest then outstanding.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. Since no new convertible notes were issued during the nine months ended September 30, 2015 and year ended December 31, 2014, no derivative value was added to the discount reserve or derivative liability in these years, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. As at December 31, 2014, the convertible notes had reached maturity, and the discount and derivative liability were fully amortized.

B)

TERM NOTES

The Company also has an unsecured term note for $25,000, which was due April 12, 2012. The note has reached its maturity date, and the Company has let the note roll over on a month to month basis with no change in terms. The interest rate on this note is 8% per annum. As at September 30, 2015 and December 31, 2014, the Company had accrued $9,090 and $7,600 respectively, of interest on these notes, which will be paid, or converted into common stock when the noteholders can be contacted.  Based on the share price of $.002 at September 30, 2015, the Company would require, approximately 17 million shares of common stock to convert the notes and accrued interest then outstanding.

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

TAX LOSS
	Nine months ended	Year ended
	September 30, 2015	December 31, 2014

Statutory federal income tax rate	34.0%	34.0%
State income tax, net of federal benefits	6.0%	6.0%
Permanent differences	0.0%	0.0%
Valuation allowance	-40.0%	-40.0%

Income tax provision (benefit)	0.0%	0.0%

The benefit for income tax is summarized as follows:
	Nine months ended	Year ended
	September 30, 2015	December 31, 2014
Federal
Current	$-	$-
Deferred	191,323	4,958
State
Current	-	-
Deferred	33,763	875

Change in valuation allowance	(225,086)	(5,833)

Income tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of September 30, 2015 and December 31, 2014 are as follows:

	Nine months ended	Year ended
	September 30, 2015	December 31, 2014
Deferred tax asset
Net operating loss carryovers	$(3,696,146)	$(3,664,599)
Accrued and stock based compensation	1,392,203	1,143,212
Accrued interest	53,713	46,070
Deferred revenue	59,194	59,195
Total deferred tax assets	(2,191,036)	(2,416,122)

Valuation allowance	2,191,036	2,416,122

Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized. The Company is currently open to audit for all years because of its large net operating loss carry-forwards, however the Company is only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2012 to present.

The Company does not currently have any ongoing tax examinations. If there is a change in ownership, the ability to fully utilize the tax losses may be limited.

7. STOCKHOLDERS’ DEFICIENCY

Common stock and warrants

The Company has reserved shares of common and preferred stock for issuance at September 30, 2015 and December 31, 2014, as follows:

	September 30, 2015	December 31, 2014
Common shares, par value $0.001	300,000,000	300,000,000
Preferred shares, par value $0.001	5,000,000	5,000,000

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

During the three months and nine months ended September 30, 2015 there were no grants, exercises or cancellations under the Plan and at September 30, 2015, 3,691,781 shares of Common Stock remain available for future grants.

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

During the three months and nine months ended September 30, 2015, and 2014, the Company recorded $2,601 and $2,688 and $7,889 and $7,977 of stock-based compensation expense, respectively, related to stock options granted to employees, directors and consultants.

Warrants

The Company has issued to former directors and consultants of the Company a total of 3,436,230 warrants to purchase shares of common stock at prices ranging from $.004 to $0.11. The Company accounts for the compensation value embedded in the warrants in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model, and appropriate assumptions for volatility, the expected term of options and the risk-free rate for the expected term of the option, and amortize the compensation expense on a straight-line basis over the shorter of the directors’ service periods or life of the warrant. During the six months ended September 30, 2015 and 2014, the Company did not record any equity-based compensation expense related to warrants granted to directors and consultants because the respective service periods had been fully amortized.

8. RELATED PARTY TRANSACTIONS

The following amounts are included as payable to related parties at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015	December 31, 2014
Due to CEO for accrued payroll	$1,599,976	$1,599,976
Due to CFO for accrued consulting fees	139,421	120,468

Total due to related parties	$1,739,397	$1,720,444

In addition an officer of the Company has lent the Company advances totaling $97,550 to cover operating expenses. There is no formal loan agreement or commitment to continue to provide such advances

9. COMMITMENTS AND CONTINGENCIES

The Company has no lease commitments. We do not own any real estate.

The Company has a judgment amount of $139,000 awarded against the Company for back rent, legal, and court costs. An amount of $38,000 is included in accrued liabilities being a management estimate of what the judgment could be settled for.

10. SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through November 13, 2015, the date that these financial statements were available to be issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

Working capital	September 30, 2015	December 31, 2014
Current assets	$625	$1,948
Current liabilities	3,980,790	3,911,134
Working capital (deficit)	$(3,980,165)	$(3,909,186)

Cash Flows

The Company used $1,323 of cash in the nine months ended September 30, 2015, as compared to $1,402 of cash generated in the nine months ended September 30, 2014.

Three months and nine months ended September 30, 2015 and 2014

Operating Revenues

The market for the Company’s products is focused on international utility companies that are typified by lengthy evaluation periods and slow sales cycles. Following a slow-down in the construction and utility markets, we had received no orders since 2009. Starting from June 2012, we resumed shipments to our former customer but on an irregular basis. No shipments took place in either of the nine month periods ended September 30, 2015, or 2014, respectively. There are no assurances when additional shipments will be made, if at all.

Management has commenced a search for potential merger partners who may be able to introduce new business opportunities to the Company.  There is no assurance that we will be able to find any suitable and willing partners, nor that we will be able to negotiate acceptable terms, if any.

Operating Expenses and Net Loss

	Three months ended
	September 30, 2015	September 30, 2014	Change $	Change %
Selling and marketing	$2,747	$3,841	$(1,094)	-28.5%
General and administrative	$16,322	$78,621	$(62,299)	-79.2%
Total operating expenses	$19,069	$82,462	$(63,393)	-107.7%

	Nine months ended
	$42,277	$41,912	Change $	Change %
Selling and marketing	$10,979	$10,758	$221	2.1%
General and administrative	$48,781	$205,012	$(156,231)	-76.2%
Total operating expenses	$59,760	$215,770	$(156,010)	-74.1%

Selling and marketing

Selling and marketing activities are minimal in both periods as we wait to support our single customer’s requirements.

Research and development

The Company has suspended its engineering and development activities to minimize cash flow until it secures new sales orders.

General and administrative

General and administrative expenses decreased by $62,299 for the three month period ended September 30, 2015 and by $156,231 for the nine month period ended September 30, 2015 compared to the corresponding prior year periods, following a Board decision to withhold the CEO’s salary until sales resume.

General and administrative expenses relate principally to payroll accrual and the costs of compliance with our SEC reporting responsibilities.

Interest expenses

Interest expense includes interest on convertible and term notes issued by the Company since 2010 to generate cash and pay for operating expenses. Interest expense was consistent at $6,920 for each of the three month periods ended September 30, 2015 and September 30, 2014, respectively, and interest expense was $19,109 and $21,861 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, $40,373 of net cash was used by operating activities while $250,984 was used in the nine months ended September 30, 2014.

Going Concern

The Company requires additional funds to continue operations. As reflected in the accompanying financial statements, the Company has a net loss since inception of approximately $9.2 million, has experienced a number of quarters with no revenue, and has a cash balance of only $625. As of September 30, 2015, total liabilities exceeded total assets by approximately $4.0 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015.

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

Dated:  November 16, 2015

/s/ Grant Jasmin

By: Grant Jasmin

Its: President, Chief Executive Officer, and Secretary

Dated:  November 16, 2015

/s/ Simon Westbrook

By:  Simon Westbrook

Its:  Chief Financial Officer, Principal Accounting Officer, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  November 16, 2015

/s/ Grant Jasmin

By:  Grant Jasmin

Its:  Director